Form 10QSB
period 2000-09-30
RPM TECHNOLOGIES INC
filed 2000-11-09
CIK 1099150

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)
    XX          QUARTERLY  REPORT  UNDER  SECTION  13 OR 15(d) OF THE SECURITIES
----------      EXCHANGE ACT OF 1934

                      For the quarterly period ended September 30, 2000

                TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE  ACT
----------      OF 1934

                      For the transition period from ____________ to ___________

--------------------------------------------------------------------------------


                         Commission File Number: 0-31291

                             RPM Technologies, Inc.
        (Exact name of small business issuer as specified in its charter)

           Colorado                                             36-4391958
------------------------------                         -------------------------
  (State of incorporation)                              (IRS Employer ID Number)

          Two Mid America Plaza, Suite 800, Oakbrook Terrace, IL 60181
          ------------------------------------------------------------
                    (Address of principal executive offices)

                                 (708) 481-6713
                                 --------------
                           (Issuer's telephone number)

--------------------------------------------------------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                             ---   ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: October 31, 2000: 12,040,000
                                          ----------------------------

Transitional Small Business Disclosure Format (check one): YES    NO X
                                                              ---   ---

                             RPM Technologies, Inc.

              Form 10-QSB for the Quarter ended September 30, 2000

                                Table of Contents

                                                                           Page
                                                                           ----
Part I - Financial Information

  Item 1   Financial Statements                                              3

  Item 2   Management's Discussion and Analysis or Plan of Operation        13


Part II - Other Information

  Item 1   Legal Proceedings                                                15

  Item 2   Changes in Securities                                            15

  Item 3   Defaults Upon Senior Securities                                  15

  Item 4   Submission of Matters to a Vote of Security Holders              15

  Item 5   Other Information                                                15

  Item 6   Exhibits and Reports on Form 8-K                                 15


Signatures                                                                  15

S. W. HATFIELD, CPA
certified public accountants

Member:    American Institute of Certified Public Accountants
               SEC Practice Section
               Information Technology Section
           Texas Society of Certified Public Accountants

Item 1 - Part 1 - Financial Statements


                           Accountant's Review Report
                           --------------------------

Board of Directors and Shareholders
RPM Technologies, Inc.
 (formerly Mann Enterprise, Inc.)

We have reviewed the accompanying balance sheets of RPM Technologies, Inc. (formerly Mann Enterprise, Inc.) (a Delaware corporation and a development stage company) as of September 30, 2000 and 1999 and the accompanying statement of operations and comprehensive income for the nine and three months ended September 30, 2000 and 1999 and the statement of cash flows for the nine months ended September 30, 2000 and 1999. These financial statements are prepared in accordance with the instructions for Form 10-QSB, as issued by the U. S. Securities and Exchange Commission, and are the sole responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression on an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.

                                                           S. W. HATFIELD, CPA
Dallas, Texas
October 31, 2000



                      Use our past to assist your future sm

P. O. Box 820395                               9002 Green Oaks Circle, 2nd Floor
Dallas, Texas  75382-0395                               Dallas, Texas 75243-7212
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com
                                        3



                             RPM Technologies, Inc.
                        (formerly Mann Enterprise, Inc.)
                          (a development stage company)
                                 Balance Sheets
                           September 30, 2000 and 1999

                                   (Unaudited)

                                                            September 30,  September 30,
                                                                 2000           1999
                                                             -----------    -----------
                                     ASSETS
                                     ------
Current Assets
   Cash and cash equivalents                                 $   233,958    $   121,049
   Due from affiliate                                               --           80,738
   Inventory                                                      57,424           --
   Prepaid expenses                                               10,518         22,500
                                                             -----------    -----------
     Total current assets                                        301,900        224,287
                                                             -----------    -----------

Property and equipment - at cost
   Molds, tools and dies                                         589,289        548,679
   Computer equipment                                             11,640           --
                                                             -----------    -----------
                                                                 600,929        548,679
   Accumulated depreciation                                      (58,253)          --
                                                             -----------    -----------
     Net property and equipment                                  542,676        548,679
                                                             -----------    -----------

TOTAL ASSETS                                                 $   844,576    $   772,966
                                                             ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
   Accounts payable - trade                                  $    33,000    $      --
                                                             -----------    -----------
     Total current liabilities                                    33,000           --
                                                             -----------    -----------

Commitments and contingencies

Stockholders' Equity
   Preferred stock - $1.00 par value
     1,000,000 shares authorized
     None issued and outstanding                                    --             --
   Common stock - $0.001 par value
     20,000,000 shares authorized
     15,723,461 and 11,352,603 shares
     issued and outstanding, respectively                         15,723         11,353
   Additional paid-in capital                                  2,259,090      1,919,528
   Deficit accumulated during the development phase           (1,463,237)    (1,157,915)
                                                             -----------    -----------
     Total stockholders' equity                                  850,579        772,966
                                                             -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $   883,579    $   772,966
                                                             ===========    ===========


The financial information included herein has been prepared by management without audit by independent certified public accountants. See accountants' review report.
The accompanying notes are an integral part of these financial statements.



                             RPM Technologies, Inc.
                        (formerly Mann Enterprise, Inc.)
                          (a development stage company)
                Statements of Operations and Comprehensive Income
            Nine and Three months ended September 30, 2000 and 1999

                                   (Unaudited)

                                          Nine months     Nine months    Three months    Three months
                                             ended           ended           ended           ended
                                         September 30,   September 30,   September 30,   September 30,
                                              2000            1999            2000            1999
                                         ------------    ------------    ------------    ------------
Revenues                                 $     98,574    $       --      $     13,374    $       --

Cost of goods sold                              6,687            --             6,687            --
                                         ------------    ------------    ------------    ------------

Gross profit                                   91,887            --             6,687            --
                                         ------------    ------------    ------------    ------------

Operating Expenses
   Research and development costs             100,924          59,286            --            49,726
   Sales and marketing expenses                 7,478            --             3,435            --
   Payroll and related expenses                27,603          20,606           8,796           6,812
   General and administrative expenses        144,999         139,859          18,096         128,395
   Interest expense                              --            39,743            --            13,850
   Depreciation                                47,157            --            15,719            --
                                         ------------    ------------    ------------    ------------
     Total operating expenses                 328,161         259,494          46,046         198,783
                                         ------------    ------------    ------------    ------------

Loss from operations                         (236,274)       (259,494)        (39,359)       (198,783)

Other income
   Interest income                              1,069           1,069             356             356
                                         ------------    ------------    ------------    ------------

Loss before provision
   for income taxes                          (235,205)       (258,425)        (39,003)       (198,427)

Provision for income taxes                       --              --              --              --
                                         ------------    ------------    ------------    ------------

Net Loss                                     (235,205)       (258,425)        (39,003)       (198,427)

Other comprehensive income                       --              --              --              --
                                         ------------    ------------    ------------    ------------

Comprehensive Loss                       $   (235,205)   $   (258,425)   $    (39,003)   $   (198,427)
                                         ============    ============    ============    ============

Net loss per weighted-average share
   of common stock outstanding,
   calculated on Net Loss -
   basic and fully diluted               $      (0.02)   $      (0.03)            nil    $      (0.02)
                                         ============    ============    ============    ============

Weighted-average number of shares
   of common stock outstanding             11,978,963       9,255,583      12,040,000       9,784,077
                                         ============    ============    ============    ============


The financial information included herein has been prepared by management without audit by independent certified public accountants. See accountants' review report.
The accompanying notes are an integral part of these financial statements.



                             RPM Technologies, Inc.
                        (formerly Mann Enterprise, Inc.)
                          (a development stage company)
                            Statements of Cash Flows
                  Nine months ended September 30, 2000 and 1999

                                   (Unaudited)

                                                             Nine months     Nine months
                                                                ended           ended
                                                            September 30,   September 30,
                                                                2000            1999
                                                            -------------   -------------
Cash Flows from Operating Activities
   Net loss for the period                                    $(235,205)      $(258,425)
   Adjustments to reconcile net loss to net
     cash provided by operating activities
       Depreciation                                              47,157            --
       Expenses paid with common stock                             --           175,154
       (Increase) Decrease in
         Inventory                                              (57,424)           --
         Prepaid expenses                                         1,982         (22,500)
       Increase (Decrease) in
         Accounts payable                                        33,000            --
         Accrued interest                                          --            39,743
                                                              ---------       ---------
Net cash used in operating activities                          (210,490)        (66,028)
                                                              ---------       ---------

Cash Flows from Investing Activities
   Purchase of property and equipment                            (1,100)       (476,679)
                                                              ---------       ---------

Cash Flows from Financing Activities
   Funds advanced by affiliate -net                                --              --
   Capital contributed to support the corporate entity              234            --
   Proceeds from notes payable                                     --           668,044
   Cash paid to raise capital                                      --           (69,575)
   Proceeds from sales of common stock                          343,698            --
                                                              ---------       ---------
Net cash used in financing activities                           343,932         598,469
                                                              ---------       ---------

Increase in Cash                                                132,342          55,762

Cash at beginning of period                                     101,616          65,287
                                                              ---------       ---------

Cash at end of period                                         $ 233,958       $ 121,049
                                                              =========       =========

Supplemental Disclosure of Interest and Income Taxes Paid
     Interest paid for the period                             $    --         $    --
                                                              =========       =========
     Income taxes paid for the period                         $    --         $    --
                                                              =========       =========



The financial information included herein has been prepared by management without audit by independent certified public accountants. See accountants' review report.
The accompanying notes are an integral part of these financial statements.

                             RPM Technologies, Inc.
                        (formerly Mann Enterprise, Inc.)
                          (a development stage company)

                          Notes to Financial Statements


Note A - Organization and Description of Business

Mann Enterprise, Inc. was incorporated on April 10, 1996 in accordance with the laws of the State of Delaware. The Company was formed to seek a merger with, acquisition of or affiliation with a privately-owned entity wishing to become publicly-owned.

The Company, in April 1996, filed a Form D, using an exemption from registration under Regulation 504, with the U. S. Securities and Exchange Commission to distribute approximately 3,683,461 shares of common stock as a dividend distribution to the stockholders of Peark Corp..

On March 17, 2000, Mann Enterprise, Inc. merged with and into RPM Technologies, Inc., a Colorado corporation. Mann Enterprise, Inc. was the surviving entity to the merger and concurrent with the merger changed its corporate name to RPM Technologies, Inc. The merged entities are referred to as Company.

At the time of the merger, Mann Enterprise, Inc. and RPM Technologies, Inc. shared common ownership and management. Accordingly, the merger was accounted for pursuant to Interpretation #39 of Accounting Principles Board Opinion # 16, "Business Combinations", whereby the combination of entities under common control are accounted for on an "as-if-pooled" basis. The combined financial statements of Mann Enterprise, Inc. and RPM Technologies, Inc. became the historical financial statements of the Company as of the first day of the first period presented.

RPM Technologies, Inc. was incorporated on December 10, 1997 in accordance with the laws of the State of Colorado. The Company is in the business to develop, produce, market and sell plastic pallets to various unrelated entities located throughout the United States, Canada, Central and South America. The Company has developed what it believes is a proprietary process for the manufacture of plastic pallets at costs comparable to those currently in use constructed of wood which will meet current and future anticipated environmental standards, encourage the preservation of trees and promote plastic recycling.

Since inception, the Company has been principally involved in research and development of its products and the development of a market for its products. Accordingly, the Company has no substantial operations or substantial assets and is considered to be in the "development stage". During the second quarter of 2000, the Company began direct sales of its plastic pallet products and anticipates exiting the development stage.

For segment reporting purposes, the Company operated in only one industry segment during the periods represented in the accompanying financial statements and makes all operating decisions and allocates resources based on the best benefit to the Company as a whole.

                             RPM Technologies, Inc.
                        (formerly Mann Enterprise, Inc.)
                          (a development stage company)

                    Notes to Financial Statements - Continued


Note A - Organization and Description of Business - Continued

During interim periods, the Company follows the accounting policies set forth in its Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 on Form 10-SB filed with the U. S. Securities and Exchange Commission. The information presented herein may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes contained in its Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 on Form 10-KSB when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2000.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note B - Summary of Significant Accounting Policies

1.   Cash and cash equivalents
     -------------------------

     The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2.   Inventory
     ---------

     Inventory consists of pallets for resale which are manufactured by third parties for the Company. Inventory is valued at the lower of cost or market using the first-in, first-out method.

3.   Property and equipment
     ----------------------

     Property and equipment is recorded at cost and is depreciated on a straight-line basis, over the estimated useful lives (generally 3 to 10 years) of the respective asset. Major additions and betterments are capitalized and depreciated over the estimated useful lives of the related assets. Maintenance, repairs, and minor improvements are charged to expense as incurred.

                             RPM Technologies, Inc.
                        (formerly Mann Enterprise, Inc.)
                          (a development stage company)

                    Notes to Financial Statements - Continued

Note B - Summary of Significant Accounting Policies - Continued

4.   Organization costs
     ------------------

     The Company has adopted the provisions of AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" whereby all organizational and initial costs incurred with the incorporation and initial capitalization of the Company were charged to operations as incurred.

5.   Research and development expenses
     ---------------------------------

     Research and development expenses are charged to operations as incurred.

6.   Advertising expenses
     --------------------

     Advertising and marketing expenses are charged to operations as incurred.

7.   Income Taxes
     ------------

     The Company utilizes the asset and liability method of accounting for income taxes. At September 30, 2000 and 1999, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization.

8.   Earnings (loss) per share
     -------------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of September 30, 2000 and 1999, respectively, the Company had no warrants and/or options outstanding.

Note C - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

                             RPM Technologies, Inc.
                        (formerly Mann Enterprise, Inc.)
                          (a development stage company)

                    Notes to Financial Statements - Continued


Note D - Concentrations of Credit Risk

The Company maintains its cash accounts in a financial institution subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC regulations, the Company and its subsidiaries are entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During the nine months ended September 30, 2000 and 1999, respectively, the various operating companies had deposits in a financial institution with credit risk exposures in excess of statutory FDIC coverage. The Company has incurred no losses during 2000 and 1999 as a result of any of these unsecured situations.

Note E - Property and Equipment

Property and equipment consist of the following components at September 30, 2000 and 1999, respectively:

                                     September 30,   September 30,   Estimated
                                         2000            1999       useful life
                                     -------------    ------------  -----------

   Molds, tools and dies                $589,289        $548,679      10 years
   Computer equipment                     11,640               -       3 years
                                        --------        --------
                                        600,929          548,679
   Accumulated depreciation             (58,253)               -
                                        -------         --------

   Net property and equipment           $542,676        $548,679
                                        ========        ========

Depreciation expenses for the nine months ended September 30, 2000 and 1999, respectively, were approximately $47,157 and $-0-.

Note F - Notes Payable

During 1998 and 1999, the Company issued various $25,000 unsecured convertible notes payable to various investors pursuant to a Private Placement Memorandum dated November 12, 1998. The notes bore interest at 10.0% per annum, payable semi-annually. The notes were convertible into common stock of the Company at any time prior to the notes maturity at $0.50 per share. On August 31, 1999, the Company converted the notes, with the written affirmation of the noteholder(s), into an aggregate of 2,365,646 shares of restricted, unregistered common stock of the Company for 100.0% outstanding notes payable and all accrued, but unpaid, interest.



                             RPM Technologies, Inc.
                        (formerly Mann Enterprise, Inc.)
                          (a development stage company)

                    Notes to Financial Statements - Continued


Note G - Income Taxes

The  components  of income  tax  (benefit)  expense  for the nine  months  ended
September 30, 2000 and 1999, respectively, are as follows:

                                                               September 30,   September 30,
                                                                     2000            1999
                                                               -------------   -------------
       Federal:
         Current                                               $           -   $           -
         Deferred                                                          -               -
                                                               -------------   -------------
                                                                           -               -
                                                               -------------   -------------
       State:
         Current                                                           -               -
         Deferred                                                          -               -
                                                               -------------   -------------
                                                                           -               -
                                                               -------------   -------------

         Total                                                 $           -   $           -
                                                               =============   =============

As of December 31, 1999,  the Company has a net operating loss  carryforward  of approximately  $84,000  to offset  future  taxable  income.  Subject  to current
Federal income tax regulations,  this carryforward will begin to expire in 2018.
The amount and  availability  of the net  operating  loss  carryforwards  may be subject to limitations set forth by the Internal  Revenue Code.  Factors such as the number of shares  ultimately  issued within a three year  look-back  period;
whether there is a deemed more than 50 percent change in control; the applicable
long-term  tax  exempt  bond  rate;  continuity  of  historical  business;   and
subsequent  income of the  Company  all enter  into the  annual  computation  of allowable annual utilization of the carryforwards.

The Company's income tax expense for the nine months ended September 30, 2000 and 1999, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                               September 30,   September 30,
                                                                     2000            1999
                                                               -------------   -------------

Statutory rate applied to loss before income taxes             $     (79,970)  $     (87,865)
Increase (decrease) in income taxes resulting from:
     State income taxes                                                    -               -
     Deferral of start-up costs
       for tax reporting purposes                                     14,129          31,649
     Deferral of research and development
       costs for tax reporting purposes                               34,314          20,157
     Deferral of interest expense for tax reporting purposes               -          13,513
     Other, including reserve for deferred tax asset                  31,527          22,546
                                                               -------------   -------------

       Income tax expense                                      $           -   $           -
                                                               =============   =============


                             RPM Technologies, Inc.
                        (formerly Mann Enterprise, Inc.)
                          (a development stage company)

                    Notes to Financial Statements - Continued


Note G - Income Taxes - Continued

Temporary differences, consisting primarily of statutory deferrals of expenses for pre-operations interest expense, research and development expenses and start-up costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of September 30, 2000 and 1999, respectively:

                                                 September 30,   September 30,
                                                       2000            1999
                                                 -------------   -------------
       Deferred tax assets

         Net operating loss carryforwards        $     465,370   $     417,037
         Less valuation allowance                     (465,370)       (417,037)
                                                 -------------   -------------

       Net Deferred Tax Asset                    $           -   $           -
                                                 =============   =============


Note H - Common Stock Transactions

During the period from January 1, 2000 through March 31, 2000, the Company sold an aggregate 632,947 shares of unregistered, restricted common stock to existing shareholders and other individuals related to the existing shareholders pursuant to a Private Stock Subscription Agreement at a price of $0.50 per share for aggregate proceeds of approximately $343,698.

Note I - Commitments

In January 2000, the Company purchased the rights to a pallet related product for $1,100 cash and 25,000 shares of unregistered, restricted common stock to be issued at an unspecified future date. The acquisition agreement also requires a royalty payment of approximately $7.50 per unit sold.

As of June 30, 2000, the Company is still in the research and development phase on this product and no sales have been made. The 25,000 shares of unregistered, restricted common stock are anticipated to be issued during the second quarter of 2000.

Part I - Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

(1)    Caution Regarding Forward-Looking Information

This quarterly report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words "anticipate," "believe," "estimate," "expect" and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.

(2)    General comments

Mann Enterprise, Inc. was incorporated on April 10, 1996 in accordance with the laws of the State of Delaware. The Company was formed to seek a merger with, acquisition of or affiliation with a privately-owned entity wishing to become publicly-owned.

The Company, in April 1996, filed a Form D, using an exemption from registration under Regulation 504, with the U. S. Securities and Exchange Commission to distribute approximately 3,683,461 shares of common stock as a dividend distribution to the stockholders of Peark Corp..

On March 17, 2000, Mann Enterprise, Inc. merged with and into RPM Technologies, Inc., a Colorado corporation. Mann Enterprise, Inc. was the surviving entity to the merger and concurrent with the merger changed its corporate name to RPM Technologies, Inc. The merged entities are referred to as Company.

At the time of the merger, Mann Enterprise, Inc. and RPM Technologies, Inc. shared common ownership and management. Accordingly, the merger was accounted for pursuant to Interpretation #39 of Accounting Principles Board Opinion # 16, "Business Combinations", whereby the combination of entities under common control are accounted for on an "as-if-pooled" basis. The combined financial statements of Mann Enterprise, Inc. and RPM Technologies, Inc. became the historical financial statements of the Company as of the first day of the first period presented.

RPM Technologies, Inc. was incorporated on December 10, 1997 in accordance with the laws of the State of Colorado. The Company is in the business to develop, produce, market and sell plastic pallets to various unrelated entities located throughout the United States, Canada, Central and South America. The Company has developed what it believes is a proprietary process for the manufacture of plastic pallets at costs comparable to those currently in use constructed of wood which will meet current and future anticipated environmental standards, encourage the preservation of trees and promote plastic recycling.

Since inception, the Company has been principally involved in research and development of its products and the development of a market for its products. Accordingly, the Company has no substantial operations or substantial assets and is considered to be in the "development stage". During the second quarter of 2000, the Company began direct sales of its plastic pallet products and anticipates exiting the development stage.

For segment reporting purposes, the Company operated in only one industry segment during the periods represented in the accompanying financial statements and makes all operating decisions and allocates resources based on the best benefit to the Company as a whole.

(3)    Results of Operations

The Company exited the development stage during the second quarter of 2000. Prior to that period, the Company had no revenues. During the second and third quarters of 2000, respectively, the Company derived revenues of $85,200 from the sale of prototype plastic pallets acquired during various research and development efforts and $13,400 from the sale of production plastic pallets.

For the nine months ended September 30, 2000 and 1999, respectively, the Company had total expenses of approximately $328,000 and $259,000.

During the nine month period ended September 30, 2000, the Company incurred approximately $101,000 in research and development expenses, which were incurred during the first quarter, and had legal and professional fees of approximately $90,000, general office expenses of approximately $44,000 and depreciation expenses on property and equipment of approximately $47,000. All other operating expenses related to various normal general and administrative expenses of the Company. The Company anticipates experiencing relatively constant expenditure levels in future periods for other general operating expenses. Management continues to monitor its expenditure levels to achieve optimum financial results.

For the nine months ended September 30, 1999, the Company incurred research and development expenses of approximately $60,000, which were predominately experienced during the third quarter, legal and professional fees of $71,000 and general office expenses of approximately $15,000. Additionally, during the nine months ended September 30, 1999, the Company incurred approximately $40,000 in accrued interest charges on notes payable which were converted to common stock on August 31, 1999.

The Company experienced a net loss of $(235,000) and $(258,000) for the nine months ended September 30, 2000 and 1999, respectively, and a net loss per weighted-average share of common stock outstanding of approximately $(0.02) and $(0.03) per share.

(4)    Liquidity and Capital Resources

For all periods through September 30, 2000, the Company has maintained liquidity through the issuance and sale of various securities, including convertible notes and common stock. At September 30, 2000 and 1999, the Company has working capital of approximately $269,900 and $224,000, respectively. Included in the working capital is available cash on hand of approximately $224,000 and $121,000, respectively as compared to cash balances of approximately $102,000 and $65,000 at December 31, 1999 and 1998, respectively.

Management anticipates that the available cash will be sufficient to support the liquidity needs of the Company in the near future.

The Company has identified no significant capital requirements for the current annual period. Liquidity requirements mandated by future business expansions or acquisitions, if any are specifically identified or undertaken, are not readily determinable at this time as no substantive plans have been formulated by management.

Management is of the opinion that there is additional potential availability of incremental short-term debt collateralized by firm customer orders and the opportunity for the sale of additional common stock through either private placements or secondary offerings.

However, there can be no assurance that the Company will be able to obtain additional funding or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

Part II - Other Information

Item 1 - Legal Proceedings

       None

Item 2 - Changes in Securities

       None

Item 3 - Defaults on Senior Securities

       None

Item 4 - Submission of Matters to a Vote of Security Holders

       The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.

Item 5 - Other Information

       None

Item 6 - Exhibits and Reports on Form 8-K

       Exhibit 27 - Financial Data Schedule
       Reports on Form 8-K - None

--------------------------------------------------------------------------------


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                          RPM Technologies, Inc.

October    31   , 2000                                          /s/ Randy Zych
        --------                                   -----------------------------
                                                                      Randy Zych
                                                          Chairman, Director and
                                                        Chief Accounting Officer