Form 10KSB
period 2000-12-31
RPM TECHNOLOGIES INC
filed 2001-05-23
CIK 1099150

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-KSB
(Mark One)

[x] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934, for the fiscal year ended December 31, 2000.

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934, for the transition period from _________ to _________

Commission file number: 000-31291

                            RPM Technologies, Inc.
                            ----------------------
                (Name of small business issuer in its charter)

      Delaware                                              36-4063661
      --------                                              ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

                21061 West Braxton, Plainfield, Illinois 60544
                ----------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                (815) 293-1190
                                --------------
               (Issuer's telephone number, including area code)

Securities registered under Section 12(b) of the Act:  None
                                                       -----

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, .001 par value
----------------------------
(Title of class)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        Yes   X      No

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10KSB[ X ]

      Issuer's revenues for the fiscal year ended December 31, 2000, was $112,600.

      The issuer's book value as set forth in the Company's audited financial statements for the year ended December 31, 2000 was $717,488.

      Number of shares of common stock, no par value, outstanding as of January 31, 2001, was 16,246,761.

                              TABLE OF CONTENTS

Item 1. Description of Business..............................................2
        A. Business Development and Summary .................................2
        B. Business of Issuer ...............................................3
            (1) Overview ....................................................3
            (2) The Pallet Industry..........................................3
            (3) Pallet Users ................................................4
            (4) Types of Pallets and Related Services .......................4
            (5) Outsourced Manufacturing.....................................5
            (6) Raw Materials; Recycling.....................................6
            (7) Unique Competitive Advantages................................6
            (7a) Processing and Manufacturing Advantages.....................7
            (7b) Product Advantages..........................................8
            (7c) Cost - Benefit Analysis.....................................8
            (8) Sales and Marketing..........................................9
            (8a) Sales Agents & Distributors.................................9
            (8b) Leasing Option.............................................10
            (8c) Recycle Program............................................10
            (8d) Trial Order Program........................................11
            (8e) Directed Marketing Plans...................................11
            (9) Operations and Employees....................................12
            (10) Proprietary Technology.....................................12
            (11) Competition................................................13
Item 2. Description of Property.............................................14
Item 3. Legal Proceedings ..................................................14
Item 4. Submission of Matters to a Vote of Security Holders.................14
Item 5. Market for Common Equity and Related Stockholder Matters............14
        Dividend Policy.....................................................15
        Transfer Agent......................................................15
Item 6.  Management's Discussion and Analysis or Plan of Operation..........15
        Special Note on Forward-Looking Statements..........................15
        Plan of Operation...................................................15
        Research and Development............................................16
        Results of Operations...............................................17
        Liquidity and Capital Resources.....................................17
        Need for Future Financing...........................................19
Item 7. Financial Statements................................................20
Item 8. Changes in and Disagreements with Accountants.......................20
Item 9. Directors and Executive Officers....................................20
Item 10.Executive Compensation..............................................22
        Board Compensation..................................................22
        Options/SAR Grants in Last Fiscal Year..............................23
        Bonuses and Deferred Compensation...................................23
Item 11.Security Ownership of Certain Beneficial Owners and Management......23
Item 12.Certain Relationships and Related Transactions......................24
        Savoia Corporation..................................................24
Item 13.  Exhibits and Reports on Form 8-K..................................24

INDEX TO EXHIBITS...........................................................26

Item 1. Description of Business

This report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties. RPM Technologies, Inc. ("RPM") actual results may differ significantly from the results discussed in the forward-looking statements.

Forward-Looking Information-General

This report contains a number of forward-looking statements, which reflect RPM's current views with respect to future events and financial performance including statements regarding RPM's projections, and the internet gaming industry. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates", "believes", "expects", "intends", "future", "plans", "targets" and similar expressions identify forward-looking statements. Readers are cautioned to not place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. RPM undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that may arise after the date hereof.

Additionally, these statements are based on certain assumptions that may prove to be erroneous and are subject to certain risks including, but not limited to, RPM's dependence on limited cash resources, and its dependence on certain key personnel within RPM. Accordingly, actual results may differ, possibly materially, from the predictions contained herein.

A. Business Development and Summary

RPM Technologies, Inc., formerly known as Mann Enterprise, Inc. (the "Company") was incorporated in the state of Delaware on April 10, 1996. The Company did not conduct material operations until March 17, 2000, when it acquired RPM Technologies, Inc., a Colorado corporation ("RPMC"). RPMC became a subsidiary of the Company pursuant to a stock-for- stock exchange when the Company exchanged 11,000,000 million shares of its common stock for 100% of RPMC. On April 17, 2000, the Company collapsed the RPMC subsidiary when RPMC was merged into the Company, and the Company adopted its current name, RPM Technologies, Inc.

RPMC has engaged in the business of developing, producing and marketing plastic pallets since its inception in December 1997. Because the Company did not conduct material operations prior to its acquisition of RPMC, the term "Company" will hereafter refer to the operations of RPMC, unless otherwise specified.

On January 4, 1999, the Company executed an Asset Purchase Agreement by which it formalized the acquisition of rights to the designs, engineering, production and sales of the plastic pallets of Savoia Corporation, a Delaware corporation. However, the transaction was consummated on August 20, 1998 when the Company issued 4,086,957 shares of the Company's Common Stock in consideration for Savoia's assets. These shares were valued at $470,000, or $0.115 per share, which represented the actual research and development expenses incurred by Savoia in the development of the plastic pallet design. The value of the shares is believed to represent market value for the assets acquired.
B. Business of Issuer

(1) Overview

The goal of the Company has always been to manufacture and market plastic pallets and other material handling products from recycled plastic materials (hence "RPM"). Although the Company does not currently manufacture the plastic pallets itself, it has developed what it believes to be a proprietary processing system of producing stronger, more desirable, and more cost-effective plastic pallets than common wood pallets currently on the market today. The pallets are made from recycled plastic and overcome many of the drawbacks associated with wood pallets, such as limited durability, heaviness, the potential for injuries caused by puncture wounds from nails, and environmental concerns.

The vast majority of the Company's time and efforts has been devoted to market and product research, product design and development, preparation of marketing plans and strategies, and obtaining the financing necessary to expand operations. Only limited production has occurred and the Company has insubstantial assets, made limited sales, and is considered to be in the development stage.

A pallet is a portable platform designed to accommodate the storing or moving of cargo or freight. Pallets have been used for decades as an efficient method for handling many different types of materials. Until recently, pallets have primarily been manufactured from wood. The plastic pallet industry began in the 1980's in response to the need for lighter-weight pallets that met environmental regulations and concerns. Many early plastic pallet manufacturers entered the market when existing wood pallet customers requested a plastic pallet that would meet their specific applications. Based on the Company's telephone surveys and corporate experience, it believes that most of the early manufacturers were local plastic products suppliers who did not possess a national sales/distribution network.

(2) The Pallet Industry

The size of the pallet industry has been difficult to gauge due to a lack of standard information. However, The Wall Street Journal, on April 1, 1998, reported that 1.5 billion wood pallets are currently in use in the United States. Additionally, in the National Wooden Pallet and Container Association publication, the US Forest Service stated that approximately 400 million new wood pallets are purchased in the United States each year. Taking the more conservative of these two figures and employing an average selling price of $9.00 per pallet, the Company believes the wood pallet manufacturing and sales business approximates $4 billion in annual revenues.

Wood pallets currently comprise the vast majority of the entire pallet industry. Based upon our review of industry documentation and our internal telephone survey of 25 plastic pallet manufacturers, we estimate that plastic pallets constitute approximately 6% of the total pallets used in the United States.

The pallet industry has experienced significant change and growth during the past several years as businesses seek to improve the logistical efficiency of their manufacturing and distribution systems. With the adoption of these systems, expedited product movement has become increasingly important. Additionally, based upon the Company's experiences in the field, discussions with buyers and distribution centers, it has concluded that demand has increased for a high-quality source of pallets, distributed through an efficient, more sophisticated system. Based on information received and reviewed, the Company believes damages caused by faulty wood pallets result in material losses to wood pallet users. Wood pallets breaking under their load are the cause of this damage and also result in loose splinters and nails contributing to employee injuries. The durability of plastic pallets, therefore, may provide the Company an edge in this market.

(3) Pallet Users

Pallets are used in virtually all industries in which products are broadly distributed, including, but not limited to, the automotive, chemical, consumer products, grocery, produce and food production, paper and forest products, retail, and steel and metals industries. Forklifts, pallet trucks and pallet jacks are used to move loaded pallets, reducing the need for costly hand loading and unloading at distribution centers and warehouses.

Wood pallets are sold in two grades. Grade one is required, pursuant to FDA regulations, for shipping edible and healthcare related products. A grade one pallet must be new. Grade one pallets cost 20% to 40% more than grade two pallets, which are generally "used" pallets. Plastic pallets do not qualify, and therefore are not subject to similar regulation, as grade one pallets. While plastic pallets are subject to a FDA requirement regarding the amount of resin contained in pallets used for transporting certain kinds of food and/or drug products, the Company's pallets meet these FDA requirements without extraordinary handling or expenditure. Therefore, the Company's target sales market consists of grocers, bottlers, distributors, and packaged goods manufacturers who have traditionally used grade one wood pallets.

The target market for the Company's products also includes those entities that use grade two pallets as a core element of operations. The Company believes these businesses can realize savings by investing in fewer higher priced, higher quality plastic grade one pallets than the lower priced, lower quality wood pallets. Although such savings cannot be assured, the Company intends to pursue this marketing strategy as extensively as its limited budget allows.

(4) Types of Pallets and Related Services

Pallets come in a wide range of shapes and sizes, depending on the purpose and use. However, the grocery industry, which accounts for about one-third of the demand for new pallets, uses a standard 40" x 48" pallet, and this has essentially become the standard pallet size in most industries in the United States.

Block edge, rackable pallets are heavy-duty pallets with nine (9) blocks between the pallet decks allowing for true four-way entry by forklifts, pallet trucks, and pallet jacks. These types of pallets are often used to transport goods from manufacturers to distribution centers where they are racked. Nestable pallets are easily converted into rackable pallets through the addition of an easily added single component. "Feet" are added to nestable pallets to create rackable pallets that can be easily stacked. Nestable pallets are often used to transport goods between distribution centers and retail stores.

The Company has successfully developed the following types of pallets, which are now being offered for sale to markets throughout North America:

       (i.) The RPM Heavy Duty Nestable Pallet measures 40" x 48" and can handle a 10,000 lb. static load capacity and a 2,400 lb. dynamic load capacity. One-piece construction insures durability and ease of use with true four-way forklift and pallet jack entry. The RPM Nestable Plastic Pallet is nestable at a 2:1 ratio.

        (ii.) The RPM Plastic Beverage Pallet can handle a 30,000 lb. static load and 3,000 lb. dynamic load. It has four-way forklift entry and measures 44" x 56".

        (iii.) The RPM Plastic Utility Pallet is an all-purpose pallet that measures 40" x 48", has a static load capacity of 15,000 lb. and a dynamic load capacity of 2,500 lb.

        (iv.) The RPM Rackable Pallet has 40" x 48" dimensions and has load capacities of 15,000 lb. static and 3,000 lb. dynamic.

The Company has the capability of producing other high-grade, low-cost plastic pallets in most common pallet sizes and configurations, including both rackable and nestable pallets. Our recycled plastic pallets can be made to specification, including color variations and logo inscription. Such modifications typically result in an approximate 10% surcharge. Special standard features include a non-slide, sure-grip surface and bottom texture to eliminate sliding pallets and shifting loads. An interlocking, nesting feature saves space and facilitates easier shipping and storage. Strategically placed drainage holes enable easy cleaning. Undesirable characteristics such as leeching, color-transfer and odor retention do not exist with our pallets.

The Company is currently in the final stages of design and engineering of four
(4) additional pallets, including two (2) rackable pallets and one specifically designed for the automotive industry.

The only non-pallet product that the Company currently offers is a Dual-Lift QuickSet Forklift Attachment for shippers. The forklift attachments are made on a one-at-a-time production schedule and customized where appropriate to adapt to the customer's forklifts. We can produce and deliver these attachments with seven days lead-time. Five units have been sold thus far to three customers.

(5) Outsourced Manufacturing

The Company does not own or operate any manufacturing facilities. All manufacturing and assembly of the Company's pallets is outsourced and currently achieved by one independent contractor, Polytek Manufacturing, Inc., in Wheaton, Minnesota, which utilizes large-scale industrial facilities, replete with a variety of presses and equipment. The Company owns its own pallet molds and has Polytek use them in production. Our contractual relationship with Polytek is, in the Company's opinion, customary in the plastic injection-molding field and provides an ability to utilize other manufacturers if sales volumes increase or other factors dictate. The Company has the right to engage other manufacturers at any time. Contacts with manufacturers throughout the United States also allow the Company greater flexibility in providing delivery and shipping savings to potential clients located in different areas. Polytek and the others from whom the Company has received quotes have agreed to manufacture the Company's pallets at a fixed price per pallet. Polytek has given us a firm quote to manufacture our pallets, but we do not have a formal binding contract, which we believe is normal and customary in the molding industry.

We have made preliminary arrangements, but are still in the negotiation stage, with certain other injection molders and manufacturers who have indicated their willingness to devote one or more of their injection molding machines to the manufacture of our products. We will only enter into additional contracts when we accept their unit price, delivery terms and ability to utilize our technology, and this contract will be a firm quotation for producing our pallets.

Outsourcing allows the Company to avoid numerous costs associated with managing and operating a manufacturing facility. Outsourcing has also significantly reduced the Company's start-up costs. For example, the costs of the Company's molds were approximately $400,000, which is much less than the typical $5-10 million required to build a facility suitable to accommodate injection molding and manufacturing.

A disadvantage with outsourcing is the lack of control over the manufacturing process and the facility. The inability to oversee unique client demands may compromise the Company's operations. While we have not experienced any of these problems thus far, such problems may occur in the future. In the event we face these problems, we intend to resolve them by providing our existing molds to other contract manufacturers who will then serve our manufacturing needs. The only form of control the Company possesses over Polytek is its contacts with a number of other similarly situated contractors located in Illinois, Ohio, Kansas, Indiana and Canada who are ready, willing and able to replace Polytek, if, for example, Polytek does not perform to the Company's satisfaction.

Our forklift attachment is currently being manufactured on an order-by-order basis by Assured Welding & Mfg. Co., Schiller Park, Illinois, and Advanced Welding & Manufacturing, Inc., Orlando, Florida. These units are "customized" to adapt to the particular forklift employed by the customer.

(6) Raw Materials; Recycling

The Company's pallet manufacturer, Polytek, orders raw materials that the Company specifies as appropriate for molding its products. There is no shortage of recyclable material and no shortage is anticipated. Major recyclers, large hospital corporations, local government officials, major manufacturers and other public and private organizations are enthusiastic at the prospects of a local market for recyclable plastic and have expressed interest in providing raw materials to the Company. The volume of plastics these organizations generate far exceeds our requirements. These materials are purchased at rates ranging from $0.05 to $0.32 a pound. In some cases, these materials are obtained at no charge, with costs limited to cartage and processing.

(7) Unique Competitive Advantages

We believe our processing and manufacturing techniques are in the forefront of existing technology and we will therefore be able to outperform our competition. Our advantages are discussed in three categories: (7a) our processing and manufacturing advantages; (7b) the advantages of our proprietary plastic pallet as compared to other pallets; and (7c) a cost - benefit discussion of the price of our pallets compared to wood pallets and other plastic pallets.

(7a) Processing and Manufacturing Advantages

Our system's ability to accept plastic material from a variety of sources ensures an abundant supply of low-cost raw materials. We have compared our prices with those of our competitors and have found that our prices are significantly lower in cost. We are capable of charging a lower priced plastic pallet than our competitors because (1) we sub-contract for our manufacturing in rural areas where utility costs are lower and we purchase pallets at a fixed cost, (2) we use only recycled plastic resins which we specify to our molder, which is considerably less expensive than virgin resin, (3) our designs feature light-weight construction which translates into less cost per pallet based upon resin content, (4) our blend of recycled resins and additives contributes to predictable and consistent quality, and (5) cycle time efficiency based upon state-of-the-art molding equipment.

The Company believes the conversion feature of its pallet enables the nestable pallet to be easily transformed into a rackable pallet by the addition of one component. The tops and bottoms are approximately the same size and are locked into position with a simple snap-lock appendage creating a rackable pallet. This convertibility reduces mold costs and facilitates improved production time, thereby increasing profit margins.

The Company's manufacturing process is cost-effective because it enables contract manufacturers to accept raw materials in a variety of forms, including regrind, post-industrial scrap, post-institutional recyclable plastic, and off-grade virgin resin. Quality control is assured by an ongoing measurement of resin content, ensuring that each batch conforms to the Company's resin specifications.

Equally significant is the proprietary manufacturing process purchased from the Savoia Corporation which utilizes an additive that transforms previously incompatible scraps of plastic into a homogeneous blend that flows evenly into the molds. The Company's technology allows for the use of a mix of recyclable plastic materials, which enhances the economic and structural integrity of the pallet. Raw materials used typically consist of HDPE, PPO, Polypropylene and PET in a variety of formulations.

The Company's pallets are based upon proprietary designs that enable the molder to accept and process most high-density plastic materials. A thermoplastic additive, developed by independent scientists unrelated to the Company or Savoia, enables the amalgamation of chemically incompatible polymers. The additive acts as a catalyst to make commingled dissimilar polymers compatible, which would normally have little or no affinity for each other. It reduces melt viscosity and acts as a wetting agent for inorganic substances.

Tests on the thermoplastic additive performed by the Company under laboratory conditions have indicated a marked improvement in bonding. The additives used by the Company enable polymers to be molded at lower processing temperatures and also serve as a filler or extender to thermoplastics, thereby lowering the cost of the end product. The Company also believes that the additive permits a significant reduction in raw material and processing costs while producing an end product of superior strength and durability.

The Company and its independent manufacturer keep abreast of developments in the additive field and evaluate new additives to determine their effectiveness and applicability to the Company's manufacturing process.

(7b) Product Advantages

We have compared the weight of our nestable pallet weighs and it is considerably lighter than a wood pallet of comparable size. For example, the Company's nestable 40" x 48" pallet weighs approximately 20 pounds, while a wood pallet of similar dimensions weighs approximately 45 pounds.

As shipping costs are usually calculated on the basis of weight, shippers that use plastic pallets immediately realize significant freight and shipping savings. This occurs because a typical truckload of packaged goods being shipped contains 30 pallets. Thirty wood pallets, each weighing 45 pounds, together weigh 1,350 pounds, whereas 30 plastic pallets, each weighing 20 pounds, collectively weigh 600 pounds. Therefore, for each truckload being shipped 750 pounds are saved, which results in reduced shipping and freight costs.

The interlocking, nesting feature also permits more of the Company's pallets to be shipped in a container or trailer. Wood pallets are typically stacked one atop the other with no accommodations for nesting. Additionally, the Company's pallets will be specifically designed to eliminate sharp edges, burrs and other protuberances that make wood pallets difficult to handle and cause worker injuries.

The Company's pallets are worker friendly. Our plastic pallets are lightweight and molded with smooth surfaces. Many workmen's compensation claims are known to arise from handling wood pallets. Some shippers require that two workmen handle a wood pallet. Splintering, gouging, or puncture wounds from nails or sharp edges are eliminated by utilization of our pallets.

Finally, the Company's pallets are environmentally friendly and contribute to the nation's recycling efforts. The use of plastic allows the Company to recycle older pallets and save on disposal costs. Disposal costs, not only to the Company, but to society in general, are reduced because plastic waste does not always end up in landfills. On the other hand, wood pallets deplete our forests and present a serious disposal problem for many communities. Additionally, wood pallets have been identified as harboring vermin, bacteria and insects. In contrast, RPM pallets resist contamination and can be easily cleaned. They are scuff-resistant and will not leech, absorb odors or lose color.

(7c) Cost - Benefit Analysis

Plastic pallets have not significantly penetrated the pallet market, due in part to their cost. Heavy-duty plastic pallets typically cost $45-$100, whereas heavy-duty wood pallets typically cost approximately $20 and less sturdy wood pallets typically cost $8-$11. Based on results of a Company telephone survey of 25 plastic pallet manufacturers, the price of the Company's pallets, ranging between $15-$39, is significantly below the industry average.

As stated in Pallet Enterprise, October 1997, wood pallets would only make approximately seven trips before repair or recycling is required. A trip, or cycle, is defined as the movement of a pallet under a load from a manufacturer to a distributor (or from a distributor to a retailer) and the movement of the empty pallet back to the manufacturer. Heavy-duty plastic pallets, as currently manufactured, have a useful life of approximately 75 trips. As such, we predict that as the price of plastic pallets decreases as a result of improved technology or sales volumes, an increasing number of users will switch from wood to plastic.

With an average selling price of $15 or less per pallet, depending on the quantity ordered, the Company's nestable pallet competes directly with Grade One wood pallets and is considerably less than most plastic pallets currently being produced. The same is true for the rackable pallet. When evaluating pallet cost, an RPM plastic pallet initially costs more but, its value lies in the cost per trip concept, where it is much less expensive on a per shipment basis. For example, a grade one wood pallet, which typically costs about $10.00, is useable for six or seven trips. Plastic pallets are much stronger and more durable and will often last for 75 trips. Pallet Enterprise, October 1997, estimates that a wood pallet makes approximately five trips before needing repair while a plastic pallet would make 75 such trips. An example of the cost per use of plastic pallets relative to wood pallets is outlined in Pallet Enterprise. Applying the same analysis to the Company's pallets yields a similar result.

The Company's nestable pallet will cost shippers approximately $15 per pallet. The pallet will be sold for $14 FOB plant of origin. Adding $1 to each pallet as a freight factor, resulting in an end-selling price of $15. On the basis of cost-per-trip, which is one of the criteria many shippers consider, a wood pallet costs shippers $1.43 ($10 divided by 7) per trip, while an RPM plastic pallet costs a relatively small $0.20 per trip ($15 divided by 75). This significantly lower cost per use is a distinct advantage for the Company's products.

It is common for businesses that use pallets to ship goods and never receive the pallet back or receive any value for the pallet. As a result, many of these businesses view pallets as a shipping expense rather than a usable asset. We believe that our recycle program, which provides credit when our clients return broken or unusable plastic pallets, will improve the level of service and will reduce the complexity of managing the sourcing, retrieval and repair of pallets for these multi-location companies. The Company expects this, in turn, to enable pallet users to view pallets as an asset to be retained rather than an expense to be incurred.

(8) Sales and Marketing

We intend to sell a nestable plastic pallet for approximately $15 to compete directly with the $10 - $14 grade one wood pallet and other plastic pallets that range in price from $25 to $50. Sales and marketing strategies include the Company's logo and toll free telephone number being embossed on each pallet sold to facilitate re-ordering, which should enable returns for recycling and establish brand identity.

(8a) Sales Agents & Distributors

We have identified and appointed a number of sales agents and distributors that will present the Company's product line to a wide variety of shippers throughout most of the US. The Company has agreement with multiple distributors in the Chicago area, the terms of which change depending on prevailing local freight conditions, and has agreements with four sales agents in the Midwest. All of our sales agents are independent contractors that sell our products on a commission basis, which reduces our overhead. Distributors are intermediaries that resell our products to their customers on a commission basis.

All sales agents and distributors for the Company are independent contractors who have signed the Company's standard independent contractor's agreement. They bear all expenses unless otherwise agreed upon by the Company and are paid commissions that range from 5% to 10% of gross sales made by their organizations. Each independent contractor agreement outlines the sales agent's duties and areas of responsibility and specifies what the Company offers in return. The term of such agreement is normally five (5) years. The Company can cancel the agreement at any time for non-performance with no obligation of any kind aside from paying commissions on sales made prior to the cancellation of the agreement.

All sales agents and distributors are expected to adhere to the Company's selling and pricing strategies. This includes a confidential price list that establishes pricing for various classes of buyers. The Company anticipates providing each distributor with a protected territory and will refer all queries from users within such territory to this local distributor.

(8b) Leasing Option

The Company has also formed a relationship with a leasing company to provide pallet leasing. Some large shippers prefer leasing pallets as opposed to buying them, and by offering the lease option, the Company believes it can increase pallet orders. We have made informal arrangements to offer leasing terms to shippers through this leasing company. Pursuant to the terms of this arrangement, we would receive the full purchase price for the pallets, less a minor discount, at the time they are delivered. The lessee will make monthly payments to the leasing company, which would include interest for the lessor's efforts, for the term of the lease. In the event the lessee breaches the terms of the lease, only the leasing company will seek recourse as we have no interest whatsoever in such lease.

We have no formal agreement with the leasing company, cannot assure that any lease agreements will be executed, and will have no recourse against this leasing company in the event it decides against undertaking any lease agreements relating to the Company's pallets. We are, however, confident this leasing company will continue its interest in handling leases for our products because securing leases is its normal business.

(8c) Recycle Program

The Company has established a recycle program in an effort to increase sales by granting credit to customers who return unusable or damaged pallets. When the Company delivers new pallets to a client in truckload quantities, the Company agrees to accept and dispose of the client's unusable plastic pallets, irrespective of the condition of such pallets.

Because an unusable plastic pallet possesses valuable resin content, plastic pallets can be recycled by regrinding and remolding. In determining the amount of credit provided to a customer, we estimate the current market price for un-ground plastic parts, deduct the freight charges to ship it to a grinder and credit the customer with a portion of the balance valid on its next order.

For example, if a customer returns 100 pallets at 20 lb. per pallet, when the price of recyclable resin is $0.20 per pound, he would receive a $400 credit on his next purchase (100 pallets X 20 lbs./pallet = 2,000 X $0.20/lb of resin = $400). The Company will accept any plastic pallet the customer elects to return, regardless of how long it has been in use, who produced it or its condition.

(8d) Trial Order Program

The Company offers potential customers a trial order. This occurs when a large pallet user wants to try the Company's pallet in actual warehouse conditions before it commits to a larger purchase. The Company conditionally sells the prospect a small number of pallets at the truckload price and invoices the prospect, with payment contingent upon subsequent acceptance. We receive payment for the trial order only if the customer orders additional pallets and the customer is also billed for the trial order. If the prospective customer decides against using the pallets, there is no charge for the initial order. The Company retrieves pallets that are not acceptable to the shipper.

(8e) Directed Marketing Plans

In the 2nd and 3rd Quarters of 2001, contingent upon adequate funding, the Company plans to effect the following marketing activities which are set forth in order of importance. Therefore, the first activity listed is believed to be the most important to the Company and is scheduled to be effected as soon as sufficient funding or revenues are secured, which may never happen:

      o launch a targeted direct mail program to pallet buyers in a wide cross-section of industries in the U.S. and Canada. Recipients' names will be given to RPM sales agents for follow-up.

       o produce a video presentation of our pallets, featuring their characteristics and benefits, summarizing test results, and showing the pallet subjected to a variety of in-use tests. Computer-generated graphics, in tape and CD ROM formats, will show the pallet in actual application situations. This will be part of the sales kit used by sales agents and Company management in making sales presentations.

       o join selected trade organizations that serve the material handling industry, and participate in national and international trade shows.

       o place trade advertisements in selected trade journals that are circulated to materials handling personnel, plant managers and purchasing agents. Following additional funding, an advertising agency will be retained to provide these services.

       o sponsor seminars and/or trade conferences in key markets where purchasing customers will be invited to luncheon presentations on contemporary materials handling and shipping techniques. RPM pallets will be featured, showing the savings realized by shipping goods on the lighter, more durable plastic pallet.

       o conduct an in-house telemarketing program to contact prospective pallet buyers. Leads generated from this medium will be referred to the appropriate sales agents and distributors.

      o prepare technical bulletins and manuals that present and illustrate the features of our pallets.

       o implement a high-tech customer service department that will provide technical information through our toll free telephone numbers.

       o retain a public relations firm or publicity agent to generate product-use stories and features in selected trade and business publications.

       o prepare press kits with photo-caption stories and reprints of these stories will be used in direct mail campaigns and agents sales kits.

       o develop and promote a website, www.rpmplasticpallets.com, which is currently under construction and being re-designed to function as an interactive, e- commerce-ready site. Sales will not be developed until such time as the Company has the funds to vigorously promote and advertise its site. A goal of such site will be to accept and process orders electronically.

(9) Operations and Employees

The Company currently has two (2) full time employees and/or officers and five
(5) part-time employees and/or officers. These employees are experienced in materials handling and plastic pallet operations. During the initial design and engineering phases of the products, the Company has maintained a low overhead and will continue to do so until manufacturing and sales are substantially underway. Additional staffing will occur on an as-needed basis, dictated by the sales volume achieved.

(10) Proprietary Technology

The Company's manufacturing and plastic pallet processing systems and their development efforts involve confidential operating systems and procedures, which are considered proprietary information owned by the Company, even though they are not considered by the Company to be capable of patent protection. The Company acquired the bulk of its proprietary technology pursuant to an Asset Purchase Agreement with the Savoia Corporation which was executed on January 4, 1999.

The Company believes it has intellectual property rights in its pallet processing system, although it has no verification of such, and can give no assurances that the processing system can withstand any threat of infringement. These rights are protected by non-disclosure and non- competition agreements, which have been executed by the Company's sales agents, distributors and employees. The material terms of these agreements prohibit divulging marketing strategies, names of prospects and customers or manufacturing or operational techniques or procedures to any third party without the written consent of the Company.

Until December 1997, the Company possessed certain patent rights for an attachment to a forklift, which the Company currently uses. This attachment allows handling of two loaded pallets side by side, applicable for forklifts and has a capacity of 10,000 pounds. The Company let this patent expire because the attachment was secondary to the pallet research and development and financing requirements. Although the Company has re-applied for similar patent protection in 2000, and management believes this will be approved sometime during 2001, no such assurances can be given that such patent will ever be approved.

(11) Competition

The Company will compete directly with manufacturers of wood and plastic pallets through its marketing program that educates, informs and clearly delineates the superiority of its pallets versus a traditional wood pallet.

Despite the Company's perceived competitive advantages, the plastic and wood pallet markets, and the market for materials handling and related services are extremely competitive, and there are no substantial barriers to entry.

The Company has identified approximately thirty-five companies that are currently producing some type of plastic pallet, and the Company expects that competition will intensify in the future. The majority of these manufacturers are believed to be selling to a limited market in direct response to special orders, which is thought to result in higher costs and prices. Two direct competitors producing large-scale plastic pallets include Orbis, Inc. in Oconomowoc, Wisconsin, and Buckhorn, Inc. in Milford, Ohio.

There are currently several Fortune 1000 companies engaged in the production and sale of wood and plastic pallets. The Company believes that its ability to compete successfully depends on a number of factors, including the availability of capital, the quality of its supplier services, the Company's ability to make acquisitions of other plastic and/or pallet-producing companies, the pricing policies of its competitors and suppliers, and the ability of the Company to establish co- marketing relationships and general economic trends.

One of the major competitive factors looming against the Company's success is the predominance of wooden pallet usage. First, wood pallets are less costly than plastic pallets. Shippers using one-way wooden pallets that are not required to use grade one pallets are primarily concerned with initial pallet cost. We cannot compete effectively with this market segment. We can, however, compete with shippers required to use grade one pallets. For this reason, the Company will focus its marketing efforts on closed loop distributors that benefit most from long pallet life. A closed loop is a shipping and warehousing environment where pallets are shipped from a central warehouse or distribution center to outlets and returned to the same central warehouse for re-use. Damaged pallets that are to be returned to the Company are stockpiled in the central warehouse and eventually picked up by the Company to be recycled. The closed loop distributor receives recycle credits on future orders for damaged pallets returned to the Company.

The second major factor we must overcome is the long-term relationships existing wood pallet manufacturers have developed with their customers. This will require the Company to focus on marketing the perception that the Company will be a long-term supplier of material management products and that it will be a reliable source for their customer s pallet requirements.

Item 2.      Description of Property

The Company presently occupies approximately 1,500 square feet of office space at its primary business address and headquarters at 21061 West Braxton, Plainfield, Illinois. The office is fully supported, with all the necessary computers, office equipment, and furniture required to efficiently manage its current level of business of marketing and selling plastic pallet and materials handling products. This office space is being provided free of charge to the Company by Charles Foerg until such time as the Company consolidates its office and warehouse space. Charles Foerg is an officer and director of the Company.

The Company also occupies approximately 2,000 square feet of warehouse space located in Mokena, Illinois, approximately 45 miles south of Chicago, where it stores plastic pallets, certain raw materials, and its fork lift products. This space is being provided free of charge to the Company by James Tokoly, an officer and director of the Company. The Company hopes to consolidate its office/warehouse space by June 30, 2001, at which time it will begin to pay rent.

Item 3.      Legal Proceedings

There are no legal proceedings filed, or to the Company's knowledge, threatened against the Company that the Company believes would have, individually or in the aggregate, a material adverse effect upon its financial condition or results of operations.

Item 4.      Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended December 31, 2000 covered by this report.

Item 5.      Market for Common Equity and Related Stockholder Matters

No established trading market exists for the Company's common stock, although the Company has applied for a listing of its common stock on the NASD's Pink Sheets, as soon as possible and hopes to secure such listing. No shares of common stock are subject to options or warrants.

The Company is authorized to issue 20,000,000 shares of common stock, par value of $.001. As of January 31, 2001, the Company has 16,246,761 shares of common stock issued and outstanding held by approximately 543 shareholders of record. All of the shares issued and outstanding are "restricted securities" as that term is defined in Rule 144 under the Securities Act of 1933, as amended, and may eventually be resold pursuant to Rule 144.

The Company filed this registration statement voluntarily with the intention of achieving reporting status with the SEC. Achieving full reporting status with the SEC is a necessary step in accomplishing the Company's goal of establishing a market for our equity securities sometime in the future.

Dividend Policy

The Company has not declared any cash dividends since inception and does not anticipate declaring any cash dividends in the near future. There are no restrictions that limit the Company's ability to pay dividends, other than those generally imposed by applicable state law. The future payment of dividends, if any, on the Common Stock is within the discretion of the board of directors and will depend on the Company's earnings, capital requirements, financial condition, and other factors deemed relevant by the Board of Directors.

Transfer Agent

The transfer agent for the Company's common stock is Securities Transfer Corporation, 2591 Dallas Parkway, Suite 102, Frisco, Texas 75034.

Item 6.       Management's Discussion and Analysis or Plan of Operation

Special Note on Forward-Looking Statements

Certain statements contained in this Form 10-SB, including, without limitation, statements containing the words "believes," "anticipates," "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the size and growth of the plastic packaging markets for both consumer and industrial uses; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this Form 10-SB.

Certain of these factors are discussed in more detail elsewhere in this Form 10-SB. Given these uncertainties, readers of this Form 10-SB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

The following discussion of the results of operations and financial condition should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10- SB reflecting operations and financial condition both before and after the Company's acquisition of RPM Technologies, Inc.

Plan of Operation

As the plastic pallet market is still relatively undeveloped, the Company seeks to provide stronger, safer, and less costly products than its competition. The Company is focused on plastic pallet production and materials handling applications and is now attempting to sell its products to customers across several markets, including the food and beverage industry, retail and distribution centers, and the automotive industry.

Our primary goal is to increase plastic pallet sales. As such, we are seeking additional funds to expand operations, add staff, purchase additional molds and raw materials, and launch advertising and sales promotion programs. Increased sales are expected to result from the expansion of our pallet distributor network.

Due to the Company's limited financial resources, part of our acquisition strategy includes acquiring pallet manufacturers and pallet recycling companies in stock-for-stock exchanges. As a result of our goal to acquire other recycled plastic pallet operations, the Company believes that we will be able to increase sales and thereby obtain an established position in the industry, and consequently access greater financial resources. The Company will focus on acquiring these companies for a combination of stock, cash and debt. Another reason behind the Company's goal of establishing a trading market for its common stock is that a tradable, liquid security is a more attractive form of consideration to offer acquisition candidates.

The Company feels strongly that sales goals for our various pallet products would have been attained as early as mid-year 2000 if we had been able to market them more effectively. We were prevented from doing so largely due to lack of capital. Of the Company's products, the N4840 Nestable and the R4840 Rackable Plastic Pallets, along with the 44" x 56" Beverage Pallet, are believed by the Company to be uniquely competitive products, capable of being sold in substantial quantities to several markets.

In the event that only limited or no additional financing is received, the Company may not be able to withstand the intense competition it may face from larger and more adequately financed pallet businesses. Even if the Company succeeds in obtaining the level of funding it considers necessary, it cannot guarantee that these projected revenues and/or profits will materialize.

Research and Development

Since inception, the Company has focused its human and financial resources on the development of its proprietary pallet designs and processing system. The Company's research and development costs spent from inception through December 31, 2000, totaled $1,083,028. We are currently relying upon our contract manufacturer, Polytek, to recommend and implement future research and development relating to processing systems and additives that they have either tried or tested. Polytek is better equipped to evaluate new materials and processes in the manufacturing environment. In the event Polytek develops innovations or improved processes, we will have no interest in such.

Although we understand the importance of keeping our product line current with new industry developments, we do not anticipate performing any substantial research and development activities during the next twelve months. Research and development, therefore, constitutes a minor aspect of the Company's future operations.
Results of Operations

From the date of incorporation until present, the Company has had limited revenues or operating income. As of the date of acquisition of RPM Technologies, the Company had no tangible assets. Additionally, prior to the acquisition of RPM Technologies, the Company's expenses were minimal and administrative in nature.

The results of operations discussed below reflect the combined operations of the Company and RPM Technologies. Included herein are audited financial statements of the Company for fiscal years ended December 31, 1998, 1999 and 2000. The following should be read in conjunction with the actual financial statements and accompanying notes found herein.

To date, no significant revenues are derived from these products, and we registered net losses in the amounts of $922,630 in 1998, $346,785 in 1999, and $318,410 in 2000. From the date of inception, the Company's total aggregate net loss is $1,587,825.

For the years ended December 31, 1998 and 1999, the Company had no sales or revenue from operations, but incurred operating expenses of $922,970 for the year ended December 31, 1998, and operating expenses of $348,810 for the year ended December 31, 1999. Accordingly, we experienced substantial net operating losses. For the year ended December 31, 1998, this loss was $922,970, while for the year ended December 31, 1999 our net operating loss was $348,810.

Revenue from operations have been achieved during the year ended December 31, 2000, in the amount of $112,600. This revenue was generated on total operating expenses, again as of December 31, 2000, of $384,284, thus resulting in net loss from operations of $329,592. This compares to a net loss of $348,810 for the year ended December 31, 1999, which resulted from expenses of $348,810 and no revenues from operations. Total net loss for the Company's year ended December 31, 2000 was $318,410, compared to the comprehensive net loss in fiscal 1999 of $346,785.

During the year ended December 31, 2000, the Company incurred approximately $100,924 in research and development expenses, which were incurred during the first quarter, as compared to $90,013 incurred for similar expenses during the year ended December 31, 1999. Additional expenses incurred through the year ended December 31, 2000, as compared to the year ended December 31, 1999, include general and administrative expenses of approximately $172,886 as compared to $117,950 for the year ended December 31, 1999. Depreciation expenses on property and equipment for the year ended December 31, 2000, was approximately $63,595, whereas $11,748 was realized for the comparable period of 1999. An expense incurred during the year ended December 31, 1999, but not during 2000 was a $38,863 charge for accrued interest on notes payable which were converted to common stock on August 31, 1999.

All other operating expenses related to various normal general and administrative expenses of the Company. The Company anticipates experiencing relatively constant expenditure levels in future periods for other general operating expenses. Management continues to monitor its expenditure levels to achieve optimum financial results.

Liquidity and Capital Resources

For all periods through December 31, 2000, the Company has maintained liquidity through the issuance and sale of various securities, including convertible notes and common stock. At December 31, 2000 and 1999, the Company has working capital (which is current assets less current liabilities) of $189,542 and $85,723, respectively. Included in the working capital is, as of December 31, 2000 cash and cash equivalents of $215,786, as compared to $101,616 as of December 31, 1999.

For the year ended December 31, 2000, the Company had negative net cash flows from operating activities of $224,464, as compared to negative cash flows from operating activities for the fiscal year 1999 of $317,828, and negative net cash flows for the year ended December 31, 1998 were $23,113. For the year ended December 31, 2000, the Company had received $339,734 from financing activities, as compared to $884,346 for the year ended December 31, 1999, and $160,400 for the year ended December 31, 1998. The activities resulted in an increase in the Company's cash position as December 31, 2000 to $215,786, whereas cash on hand on December 31, 1999 was $101,616, and for December 31, 1998, the Company's cash position consisted of $65,287.

As of December 31, 2000, the Company had total assets of $755,409 and total stockholders' equity of $755,679. The only liabilities the Company had as of December 31, 2000, was an account payable in the amount of $33,000 and $4,921 owed to an affiliate. The Company's capital resources as of December 31, 2000 consisted of $215,786 in cash and $527,946 in net property and equipment, which was comprised of $589,289 in molds, tools, and dies utilized to produce plastic pallets and $14,000 in computer equipment. The Company has not yet experienced severe liquidity problems, even with the Company's lack of sales of its pallet products, due in large part to debt and equity financing.

Total assets as of December 31, 1999, were $701,085, with stockholders' equity of $701,085, indicating a lack of any substantial liabilities. For the 12 months ending December 31, 1999 the Company had current assets of $110,644 and one current liability in the amount of $24,921 owed to an affiliate, which in part accounted for the Company's liquidity heading into 2000. The Company's capital resources at the end of 1999 consisted of $101,616 in cash and $590,441 in net property and equipment, which was comprised of $588,189 in molds, tools, and dies utilized to produce plastic pallets and $14,000 in computer equipment.

Total assets as of December 31, 1998, were $261,887, while liabilities as of this date were $290,977, which resulted in a stockholders' equity of $261,887. On December 31, 1998, the Company had current assets of $82,287 and current liabilities of $290,977. As of December 31, 1998, the Company's capital resources consisted of $65,287 in cash, $72,000 in net property and equipment, which was comprised primarily of molds, tools, and dies, and $107,600 in deferred costs associated with raising capital. The Company's executive officers and directors were not paid salaries. Only expense reimbursements were made as approved by the Board of Directors, as the total operating expenses paid for general and administrative expenses was $11,050 for the period.

For income tax reporting purposes, the Company has a net operating loss carry-forward as of December 31, 2000, of $400,000, which can be used to reduce any taxable income in future years. If this carry-forward is not fully utilized, it will begin to expire in 2013. As of December 31, 2000, 1999 and 1998, the deferred tax asset related to the Company's net operating loss carry-forward is fully reserved.

Need for Future Financing

Historically, our working capital needs have been satisfied through obtaining debt and/or equity investment from private sources, including the Company's founders and initial officers and directors. Management anticipates that the available cash will be sufficient to support the current liquidity needs of the Company until July 2001. On or before July 2001, the Company hopes to primarily satisfy its working capital needs with revenues from operations.

Because the Company seeks to increase its marketing and sales growth prior to July 2001, management intends to seek a minimum of $750,000 in additional capital. Such capital will also facilitate increased production and distribution of pallet products. The Company will seek to borrow and/or raise these funds through either the public or private sale of its common stock. The Company has entered into preliminary negotiations with several financing companies, private lenders, and venture capital firms regarding the potential financing of at least $1,000,000. However, no assurances can be given that such financing will be available, or that it can be obtained on terms satisfactory to the Company, if at all. If the Company is unable to secure financing from the sale of its securities or from private lenders, management believes that the Company will be able to continue operating through 2001 on revenues from current operations.

While $750,000 is the minimal amount of funds sought to finance operations through June 30, 2001, management intends to seek a total of between $2-4 million, which includes the $750,000, to substantially expand the Company's presence in domestic and foreign pallet markets. A better understanding of the Company's future investment goals and strategies can be gleaned from the following anticipated use of proceeds based on successful financing of $3,000,000. The notes to the types of expenditures are material to an understanding of the Company's intended use of proceeds.

    Amount        Type                                      Percentage
----------------------------------------------------------------------
    $585,400      Working Capital and Operating Expenses(1)     19.5%
    $561,600      2.5 million lbs. HDPE; Resin (raw materials)  18.7%
    $510,000      Press Contract at $132 per hr. average        17.0%
    $294,500      Sales, Marketing, Advertising (SADA)(2)        9.8%
    $250,000      Commissions Paid for Financing(3)              8.3%
    $190,500      Management, Staffing, and New Hires(4)         6.4%
    $128,000      Other Hardware/Equipment Purchases(5)          4.3%
    $125,000      Accessory Molds                                4.2%
    $ 78,500      Pre-owned Road Tractors -Two                   2.6%
    $ 68,500      Lid Mold for Stack Pallets                     2.3%
    $ 60,000      Accounting, Legal, Finance and Offering Fee    2.0%
    $ 52,500      Pre-owned 53' Road Trailers                    1.8%
    $ 40,000      Travel-related Expenses for Sales, Financial   1.3%
    $ 36,500      Pre-owned Granulator, 100 HP                   1.2%
    $ 19,000      Resin Storage Silo (60,000 lbs.)               0.6%

    $3,000,000    TOTAL                                          100%

1. Includes amounts to be expended on salaries, office expenses and other general overhead costs. Salaries will include those paid to executive officers Zych, Foerg, Lade and Tokoly, amounts paid to the Board of Directors, and other personnel, along with the development of the Company's web site and e-commerce strategy.
2. Represents amounts to be spent on Chicago sales office, national trade journal advertising, sales brochures, conferences, promotions, and sales-related travel and expense for large corporate customers of its plastic pallet and related materials handling products.

3. Assumes the Company will engage a financing agent to help obtain funds, paying approximately 8.3% of the total proceeds raised, although no assurance can be given that this will ever occur.
4. The Company intends to expand its full-time staff with the receipt of the proceeds.
5. Includes forklift, pallet shredder, resin blinder, scales, laboratory setup, dump system, dump bins, air compressor, pallet assembly press, and miscellaneous office equipment.

It must be stressed, however, that the amounts set forth above are only estimates, and the Company is unable to predict precisely what amount will be raised, if any, and what amount will be used for any particular purpose. Nonetheless, this suggested use of proceeds indicates a focus on the effective sales and marketing of both rackable and nestable plastic pallets as well as an expansion of manpower and the continued development of technology for improved pallet products and services.

To the extent the proceeds received are inadequate, in any area of expenditures, supplemental amounts may be drawn from working capital, if any. Conversely, any amounts not required for proposed expenditures will be retained and used for working capital. Should the proceeds actually received, if any, be insufficient to accomplish the purposes set forth above, the Company may be required to seek other sources to finance the Company's operations, including individuals and commercial lenders.

Item 7.      Financial Statements

Audited financial statements are found herein on page F-1 and should be read in conjunction with such statements.

     RPM TECHNOLOGIES, INC.
(formerly Mann Enterprise, Inc.)
  (a development stage company)

      Financial Statements
               and
        Auditor's Report

December 31, 2000, 1999 and 1998




       S. W. HATFIELD, CPA
  certified public accountants

Use our past to assist your future sm

                            RPM TECHNOLOGIES, INC.
                       (formerly Mann Enterprise, Inc.)
                         (a development stage company)

                         INDEX TO FINANCIAL STATEMENTS


                                                                    Page

Report of Independent Certified Public Accountants                  F-3

Annual Financial Statements

  Balance Sheets as of December 31, 2000, 1999 and 1998             F-4

  Statements of Operations and Comprehensive Income
    for the years ended December 31, 2000, 1999 and 1998,
    and for the period from April 10, 1996 (date of
    inception) through December 31, 2000                            F-5

  Statements of Cash Flows
    for the years ended December 31, 2000, 1999 and 1998,
    and for the period from April 10, 1996 (date of
    inception) through December 31, 2000                            F-6

  Statement of Changes in Stockholders' Equity
    for the period from April 10, 1996 (date of
      inception) through December 31, 2000                          F-8


  Notes to Financial Statements                                     F-9

S. W. HATFIELD, CPA
certified public accountants

Member: American Institute of Certified Public Accountants
          SEC Practice Section
          Information Technology Section
        Texas Society of Certified Public Accountants


                    REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
RPM Technologies, Inc.
  (formerly Mann Enterprise, Inc.)

We have audited the accompanying balance sheets of RPM Technologies, Inc. (formerly Mann Enterprise, Inc.) (a Delaware corporation and a development stage company) as of December 31, 2000, 1999 and 1998 and the related statements of operations and comprehensive income, changes in stockholders' equity and cash flows for each of the years ended December 31, 2000, 1999 and 1998, respectively, and for the period from April 10, 1996 (date of inception) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RPM Technologies, Inc. (formerly Mann Enterprise, Inc.) (a development stage company) as of December 31, 2000, 1999 and 1998, and the results of its operations and its cash flows for each of the years ended December 31, 2000, 1999 and 1998, respectively, and for the period from April 10, 1996 (date of inception) through December 31, 2000, in conformity with generally accepted accounting principles.

During the first quarter of 2001, in conjunction with the engagement of an independent stock transfer agent, the Company performed a detailed reconciliation of all issuances of equity securities from the inception of Mann Enterprises, Inc. and RPM Technologies, Inc., respectively. During this detailed reconciliation, various inadvertent clerical errors were discovered in the identification, segregation and reporting of various transactions. The detailed reconciliation necessitated modifications to the presentation and valuation of these previously reported transactions. Accordingly, we withdraw our opinion dated May 23, 2000 and it is replaced by this document accompanying the revised financial statements of the Company as of and for the years ended December 31, 1999 and 1998. No reliance should be placed on our opinion dated May 23, 2000.


                                               /s/ S.W. Hatfield
                                               S. W. HATFIELD, CPA
Dallas, Texas
May 4, 2000


                           Use our past to assist your future sm

P. O. Box 820395                               9002 Green Oaks Circle, 2nd Floor
Dallas, Texas  75382-0395                               Dallas, Texas 75243-7212
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com
                                F-3



                             RPM TECHNOLOGIES, INC.
                        (formerly Mann Enterprise, Inc.)
                               (a development stage company)
                                 BALANCE SHEETS
                             December 31, 2000, 1999 and 1998


                                                December 31,    December 31,    December 31,
                                                    2000            1999            1998
                                                ------------------------------------------------
                                     ASSETS
Current Assets
  Cash and cash equivalents                     $  215,786      $  101,616      $  65,287
  Interest receivable                                  531              -              -
  Due to affiliate                                      -               -          17,000
  Inventory                                          7,464              -              -
  Prepaid expenses                                   3,682           9,028             -
                                              ------------     ------------     -----------
   Total current assets                            227,463         110,644         82,287
                                              ------------     ------------     -----------

Property and equipment - at cost
  Molds, tools and dies                            589,289         588,189         72,000
  Computer equipment                                14,000          14,000             -
                                               -----------     ------------     -----------
                                                   603,289         602,189         72,000
  Accumulated depreciation                         (75,343)        (11,748)            -
                                                ----------     ------------     -----------
   Net property and equipment                      527,946         590,441         72,000
                                                ----------     ------------     -----------

Other assets
  Deferred costs of raising capital                     -               -         107,600
                                               -----------     ------------     -----------

TOTAL ASSETS                                  $  755,409       $  701,085       $ 261,887
                                              ============     ============     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Notes payable to investors                  $       -        $       -        $ 285,000
  Accrued interest payable                            -                -            5,977
  Accounts payable - trade                        33,000               -               -
  Due to affiliate                                 4,921           24,921              -
                                             ------------      -----------      ----------
   Total current liabilities                      37,921           24,921         290,977
                                             ------------      -----------      ----------

Commitments and contingencies

Stockholders' Equity Common stock - $0.001 par value.
   20,000,000 shares authorized.
   16,256,761, 15,537,761, and 12,890,761
   shares issued and outstanding,
   respectively.                                  16,256           15,537          12,890
  Additional paid-in capital                   2,292,856        1,934,075         884,682
  Deficit accumulated during the development
    phase                                     (1,591,624)      (1,273,448)       (926,662)
                                             ------------      ------------     -----------
   Total stockholders' equity                    717,488          676,164         (29,090)
                                             ------------      ------------     -----------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                        $  755,679        $ 701,085       $ 261,887
                                              ===========       ===========     ===========


The accompanying notes are an integral part of these financial statements.
                                                                            F-4


                             RPM TECHNOLOGIES, INC.
                        (formerly Mann Enterprise, Inc.)
                               (a development stage company) STATEMENTS OF
                     OPERATIONS AND COMPREHENSIVE INCOME Years ended December
                     31, 2000, 1999 and 1998 and
           Period from April 10, 1996 (date of inception) through March 31, 2000


                                                                                        Period from
                                                                                      April 10, 1996
                                                                                    (date of inception)
                                         Year ended     Year ended      Year ended        through
                                        December 31,    December 31,    December 31,    December 31,
                                            2000            1999            1998            2000
                                      ------------------------------------------------------------------
Revenues                               $ 112,600        $       -       $       -       $ 112,600

Cost of Sales                             57,908                -               -          57,908
                                       -----------      ------------    ------------    ------------

Gross Profit                              54,692                -               -          54,692
                                       -----------      ------------    -------------   ------------

Operating Expenses
  Research and development costs         100,924            90,013         892,091      1,083,028
  Sales and marketing expenses             9,329                -               -           9,329
  Payroll and related expenses            37,550            30,236          13,852         81,638
  General and administrative expenses    172,886           117,950          11,050        305,919
  Interest expense                            -             38,863           5,977         44,840
  Reorganization expenses                     -             60,000              -          60,000
  Depreciation                            63,595            11,748              -          75,343
                                       -----------      ------------    -------------   ------------
   Total operating expenses              384,284           348,810         922,970      1,660,097
                                       -----------      ------------    -------------   ------------

Loss from operations                    (329,592)         (348,810)       (922,970)    (1,605,405)

Other income
  Interest income                         11,182             2,025             340          13,547
                                       -----------      ------------    -------------   ------------

Loss before provision
  for income taxes                      (318,410)         (346,785)       (922,630)     (1,591,858)

Provision for income taxes                    -                 -               -              -
                                       -----------      ------------    -------------   ------------

Net Loss                                (318,410)         (346,785)       (922,630)     (1,591,858)

Other comprehensive income                    -                 -               -              -
                                       -----------      ------------    -------------   ------------

Comprehensive Loss                     $(318,410)        $(346,785)      $(922,630)     $(1,591,858)
                                       ===========      ============    =============   ============

Net loss per weighted-average
  share of common stock
  outstanding, calculated on
  Net Loss - basic and fully diluted   $   (0.02)        $   (0.02)     $    (0.09)     $     (0.11)
                                       ===========       ===========    =============   ============

Weighted-average number
  of shares of common
  stock outstanding                   16,213,319        14,198,928      10,488,886       14,639,798
                                      ============       ===========    =============   ============

The accompanying notes are an integral part of these financial statements.
                                                                             F-5



                             RPM TECHNOLOGIES, INC.
                        (formerly Mann Enterprise, Inc.)
                               (a development stage company)
                            STATEMENTS OF CASH FLOWS
                     Years ended December 31, 2000, 1999 and 1998 and Period from April 10, 1996 (date of inception) through December 31, 2000


                                                                                        Period from
                                                                                      April 10, 1996
                                                                                    (date of inception)
                                         Year ended     Year ended      Year ended        through
                                        December 31,    December 31,    December 31,    December 31,
                                            2000            1999            1998            2000
                                      ------------------------------------------------------------------
Cash Flows from Operating Activities
  Net loss for the period               $ (318,410)     $ (346,785)     $ (922,630)     $ (1,591,858)
  Adjustments to reconcile net loss to
   net cash provided by operating activities
     Depreciation                           63,595          11,748              -             75,343
     Expenses paid with common stock            -               -          893,540           907,065
     Accrued interest contributed to equity     -           32,214              -             32,714
     (Increase) Decrease in
      Interest receivable                     (531)             -               -               (531)
      Inventory                             (7,464)             -               -             (7,464)
      Prepaid expenses                       5,346          (9,028)             -             (3,682)
     Increase (Decrease) in
      Accounts payable and other            33,000              -               -             33,000
      Accrued interest                          -           (5,977)          5,977                -
                                       -------------    -------------   ------------    --------------

Net cash used in operating activities     (224,464)       (317,828)        (23,113)         (555,413)
                                       -------------    -------------   ------------    --------------
Cash Flows from Investing Activities
  Purchase of property and equipment        (1,100)       (530,189)        (72,000)         (603,289)
                                       -------------    -------------   ------------    --------------

Cash Flows from Financing Activities
 Funds advanced by (paid to) affiliate-net (20,000)         41,921         (17,000)           (4,921)
  Capital contributed to support
   the corporate entity                        234              -               -                584
  Proceeds from notes payable                   -          688,500         285,000           973,000
  Cash paid to raise capital                    -         (196,075)       (107,600)         (303,675)
  Proceeds from sales of
   common stock                            359,500         350,000              -            709,500
                                       -------------    -------------   ------------    --------------
Net cash used in financing activities      339,734         884,346         160,400         1,374,488
                                       -------------    -------------   ------------    --------------

Increase in Cash                           114,170          36,329          65,287           215,786

Cash at beginning of period                101,616          65,287              -                 -
                                       -------------    -------------   ------------    --------------

Cash at end of period                    $ 215,786      $  101,616       $  65,287       $   215,786
                                       ==============   =============   ============    ==============

                                  - Continued -



The accompanying notes are an integral part of these financial statements.
                                                                            F-6



                             RPM TECHNOLOGIES, INC.
                        (formerly Mann Enterprise, Inc.)
                               (a development stage company)
                      STATEMENTS OF CASH FLOWS - CONTINUED
                     Years ended December 31, 2000, 1999 and 1998 and Period from April 10, 1996 (date of inception) through December 31, 2000


                                                                                        Period from
                                                                                      April 10, 1996
                                                                                    (date of inception)
                                         Year ended     Year ended      Year ended        through
                                        December 31,    December 31,    December 31,    December 31,
                                            2000            1999            1998            2000
                                      ------------------------------------------------------------------
Supplemental Disclosure of
  Interest and Income Taxes Paid
   Interest paid for the period       $         -       $   12,125      $       -      $   12,125
                                      =============     ============    ============   =============
   Income taxes paid for the period   $         -       $       -       $       -      $       -
                                      =============     ============    ============   =============

Supplemental Disclosure of
  Non-cash Investing and
  Financing Activities
   Common stock exchanged for
     notes payable                    $         -        $  973,500      $      -       $ 973,500
                                      =============      ===========   =============    =============




The accompanying notes are an integral part of these financial statements.
                                                                             F-7


                                RPM TECHNOLOGIES, INC.
                           (formerly Mann Enterprise, Inc.)
                             (a development stage company)
               STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY Period from
             April 10, 1996 (date of inception) through December 31, 2000


                                                         Additional
                                      Common Stock        paid-in      Accumulated
                                    Shares     Amount     capital        deficit        Total
                                 -----------------------------------------------------------------
Initial capitalization of
  Mann Enterprise, Inc.
  in April 1996                   3,683,461   $ 3,683    $      -      $       -       $   3,683

Initial capitalization of
  RPM Technologies, Inc.
  in August 1998                  1,450,000     1,450           -              -           1,450

Capital contributed to
  support corporate entity               -         -           350             -             350
Net loss for the period                  -         -            -          (4,033)        (4,033)
                                 ------------ ---------- -------------  ------------  ------------

Balances at December 31, 1996     5,133,461     5,133          350         (4,033)         1,450

Net loss for the period                  -         -            -              -              -
                                 ------------ ---------- -------------  ------------  ------------

Balances at December 31, 1997     5,133,461     5,133          350         (4,033)         1,450

Common stock issued for
  Acquisition of technology       4,086,956     4,087      465,913             -         470,000
  Professional, product
   development and
   organizational expenses        3,670,344     3,670      418,420             -         422,090
Net loss for the year                    -         -            -         (922,630)     (922,630)
                                 ------------ ---------- -------------  ------------  ------------

Balances at December 31, 1998    12,890,761    12,890      884,683        (926,663)      (29,090)

Private placement of common stock   700,000       700      349,300             -         350,000
Common stock issued for
  conversion of debt              1,947,000     1,947      971,553             -         973,500
   Less cost of raising capital          -         -      (303,675)            -        (303,675)
Forgiveness of accrued interest
  by debtholders at conversion
  of debt into common stock              -         -        32,214             -          32,214
Net loss for the year                    -         -            -         (346,785)     (346,785)
                                 ------------ ---------- -------------  ------------  ------------

Balances at December 31, 1999    15,537,761    15,537    1,934,075      (1,273,448)      676,164

Capital to support corporate entity      -         -           234             -             234
Sale of common stock                719,000       719      358,781             -         359,500
Net loss for the year                    -         -            -         (318,410)     (318,410)
                                 ------------ ---------- -------------  ------------  ------------

Balances at December 31, 2000    16,256,761   $16,256    $2,293,090     $(1,591,858)   $ 717,488
                                 ============ ========== =============  ============  ============



The accompanying notes are an integral part of these financial statements.
                                                                             F-8

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

2. Property and equipment

   Property and equipment is recorded at cost and is depreciated on a straight-line basis, over the estimated useful lives (generally 3 to 10 years) of the respective asset. Major additions and betterments are capitalized and depreciated over the estimated useful lives of the related assets. Maintenance, repairs, and minor improvements are charged to expense as incurred.

3. Organization and reorganization costs

   The Company has adopted the provisions of AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" whereby all organizational and initial costs incurred with the incorporation and initial capitalization of the Company were charged to operations as incurred.

4. Research and development expenses

   Research and development expenses are charged to operations as incurred.

5. Advertising expenses

   Advertising and marketing expenses are charged to operations as incurred.

6. Income Taxes

   The Company utilizes the asset and liability method of accounting for income taxes. At December 31, 2000, 1999 and 1998, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization.

7. Earnings (loss) per share

   Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of December 31, 2000, 1999 and 1998, the Company had no warrants and/or options outstanding.

                             RPM TECHNOLOGIES, INC.
                        (formerly Mann Enterprise, Inc.)
                               (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED



NOTE C - CORRECTION OF AN ERROR

During the first quarter of 2001, in conjunction with the engagement of an independent stock transfer agent, Company management performed a detailed reconciliation of all issuances of equity securities from the inception of Mann Enterprises, Inc. and RPM Technologies, Inc., respectively.

During this detailed reconciliation, various inadvertent clerical errors were discovered in the identification, segregation and reporting of various transactions. The detailed reconciliation necessitated modifications to the presentation and valuation of these previously reported transactions.

The accompanying financial statements reflect, to the best knowledge of management, the actual style and substance of all equity transactions undertaken by the Company from the inception of Mann Enterprises, Inc. and/or RPM Technologies, Inc. The effect of any and all changes are reflected in the accompanying financial statements as of the respective date of each transaction.


NOTE D - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.


NOTE E - CONCENTRATIONS OF CREDIT RISK

The Company maintains its cash accounts in a financial institution subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company is entitled to aggregate coverage of $100,000 per account type per separate legal entity per individual financial institution. During the three months ended December 31, 2000, 1999 and 1998, the Company had credit risk exposures in excess of the FDIC coverage as follows:
                                            Highest   Lowest  Number of days
                                           exposure  exposure  with exposure
      Year ended December 31, 1998           none      none        none
      Year ended December 31, 1999         $136,171   $9,597        166
      Year ended December 31, 2000         $195,605  $103,607       78

The Company has experienced no losses from these exposures.

                             RPM TECHNOLOGIES, INC.
                        (formerly Mann Enterprise, Inc.)
                               (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED



NOTE F - PROPERTY AND EQUIPMENT

Property and equipment consist of the following components at December 31, 2000, 1999 and 1998, respectively:

                           December 31,  December 31,  December 31,  Estimated
                               2000          1999          1998     useful life
                           -----------------------------------------------------

  Molds, tools and dies       $589,289     $588,189      $72,000      10 years
  Computer equipment            11,640       11,640           -        3 years
                              ---------    ---------    ----------
                               600,929      599,829       72,000
  Accumulated depreciation     (75,343)     (11,748)          -
                              ---------    ---------    ----------

  Net property and equipment  $527,946     $590,441      $72,000
                              =========    =========    ==========

Depreciation expense for the years ended December 31, 2000, 1999 and 1998, respectively, was approximately $63,596, $11,748 and $-0-.


NOTE G - NOTES PAYABLE

During 1998 and 1999, the Company issued various $25,000 unsecured convertible notes payable to various investors pursuant to a Private Placement Memorandum dated November 12, 1998. The notes bore interest at 10.0% per annum, payable semi-annually. The notes were convertible into common stock of the Company at any time prior to the notes maturity at $0.50 per share, at the sole option of the noteholder. On August 31, 1999, the noteholders issued a written affirmation of conversion to the Company and converted the then outstanding notes with an aggregate outstanding principal of approximately $973,500 into 1,947,000 shares of restricted, unregistered common stock. At the time of conversion, the noteholders also forgave an aggregate approximate $32,214 in accrued, but unpaid, interest. The forgiven accrued interest is reflected as additional paid-in capital in the accompanying financial statements.


NOTE H - INCOME TAXES

The components of income tax (benefit) expense for the years ended December 31, 2000, 1999 and 1998, respectively, are as follows:

                                   December 31,   December 31,   December 31,
                                       2000           1999           1998
                                  ----------------------------------------------
     Federal:
      Current                       $      -      $     -        $      -
      Deferred                             -            -               -
                                    ----------    ---------      ----------
                                           -            -               -
                                    ----------    ---------      ----------
     State:
      Current                              -            -               -
      Deferred                             -            -               -
                                    ----------    ---------      ----------
                                           -            -               -
                                    ----------    ---------      ----------

      Total                         $      -      $     -        $      -
                                    ==========    =========      ==========

                             RPM TECHNOLOGIES, INC.
                        (formerly Mann Enterprise, Inc.)
                               (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED



NOTE H - INCOME TAXES - Continued

As of December 31, 2000, the Company has a net operating loss carryforward of approximately $400,000 to offset future taxable income. Subject to current Federal income tax regulations, this carryforward will begin to expire in 2018. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense for the years ended December 31, 2000, 1999 and 1998, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                         December 31,   December 31,    December 31,
                                                             2000           1999            1998
                                                        -----------------------------------------------
Statutory rate applied to loss before income taxes       $ (108,300)    $ (117,900)      $ (313,700)
Increase (decrease) in income taxes resulting from:
   State income taxes                                            -              -                -
   Deferral of organizational expenses
     for tax reporting purposes                                (440)          (440)           2,200
   Deferral of start-up costs
     for tax reporting purposes                              (9,220)        42,000            4,100
   Deferral of research and development
     costs for tax reporting purposes                        (1,800)        30,000          303,300
   Deferral of interest expense for tax reporting purposes   (3,000)        13,000            2,000
   Other, including reserve for deferred tax asset          122,760         32,900            2,100
                                                          -----------   ------------     ------------

     Income tax expense                                   $      -      $       -        $       -
                                                          ===========   ============     ============


Temporary differences, consisting primarily of statutory deferrals of expenses for pre-operations interest expense, research and development expenses and start-up costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of December 31, 2000, 1999 and 1998, respectively:

                                        December 31,  December 31,  December 31,
                                            2000          1999          1998
                                        ----------------------------------------
     Deferred tax assets
      Net operating loss carryforwards  $ 465,370     $ 417,037     $ 304,456
      Less valuation allowance           (465,370)     (417,037)     (304,456)
                                        -----------   -----------   -----------

     Net Deferred Tax Asset             $      -      $      -      $      -
                                        ===========   ===========   ============

As of December 31, 2000, 1999 and 1998, respectively, the valuation allowance increased by the approximate following amounts over the previously reported balance - December 31, 2000 - $48,000; December 31, 1999 - $113,000; December
31, 1998 - $304,000.

                             RPM TECHNOLOGIES, INC.
                        (formerly Mann Enterprise, Inc.)
                               (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED



NOTE I - COMMON STOCK TRANSACTIONS

On August 20, 1998, the Company issued 4,086,956 shares of unregistered, restricted common stock to an entity with common controlling ownership and management to acquire 100.0% of the rights to plastic pallet technology in process for completion and further development to achieve the Company's initial business plans and goals. These shares were valued at approximately $0.115 per share, or $470,000, which equaled the affiliated entity's cumulative development costs, or "founder's cost", to that date. As the acquired products had no readily determinable market, no sales and no organized marketing effort at the time of acquisition, these costs were charged to operations as a component of research and development costs.

On August 20, 1998, the Company issued 3,670,344 shares of unregistered, restricted common stock to various individuals, officers and directors for various engineering, marketing strategy, financial and organizational consulting and management services provided to the Company or for the plastic pallet technology development through the transaction date. These issuances were valued at $0.115 per share, or $422,090, which approximates the "fair value" of securities issued in relation to the aforementioned transaction of equivalent date based on the "founder's cost" of the products acquired and the "fair value" of the services provided to the Company. These costs have been charged to operations as a component of research and development costs.

On January 26, 1999, the Company issued an aggregate 700,000 shares of restricted, unregistered common stock to two (2) individuals for cash proceeds of $350,000, or $0.50 per share. The valuation of these shares was set to be equivalent to the stated conversion price in the Company's outstanding 10.0% convertible notes payable.

On August 31, 1999, the Company issued an aggregate 1,947,000 shares of unregistered, restricted common stock in conversion of 100.0% of the outstanding principal on the Company's 10.0% convertible notes payable with an outstanding face value of approximately $973,500. The corresponding accrued, but unpaid, interest of approximately $32,214 was forgiven by the written option of the various noteholders. This amount was charged to additional paid-in capital as a result of the noteholder's actions.

During the period from January 1, 2000 through April 28, 2000, the Company sold an aggregate 719,000 shares of unregistered, restricted common stock to existing shareholders and other individuals related to the existing shareholders pursuant to a Private Stock Subscription Agreement at a price of $0.50 per share for aggregate cash proceeds of approximately $359,500.


NOTE J - COMMITMENTS

In January 2000, the Company purchased the rights to a pallet related product for $1,100 cash and a commitment to issue 25,000 shares of unregistered, restricted common stock at an unspecified future date. As of May 4, 2001, the Company has not yet issued the 25,000 shares of stock in final settlement of this transaction.

As of December 31, 2001, the Company is still in the research and development phase on this product and no sales have been made. Further, the transaction document establishes a royalty payment of approximately $7.50 per unit sold.

Item 8.     Changes in and Disagreements with Accountants

Not applicable.

Item 9.     Directors and Executive Officers

a) The officers and directors of the Company are as follows:

Name                      Age         Position
------------------------------------------------------------
Mr. Randy Zych            54          Chairman & CEO
Mr. Charles Foerg         66          Secretary/Treasurer and Director
Mr. David Lade, CPA       42          Chief Financial Officer and Director
Mr. James Tokoly          39          Vice President and Director
Mr. Charles E. Fritsch    62          Vice President and Director
Mr. Charles Krupka, Esq.  41          Director
Mr. Kevin Cronin, Esq.    46          Director

Each director serves until the next annual meeting of the Company's stockholders or until a successor is elected. No date for the next annual meeting of stockholders is specified in the Company's Bylaws or has been fixed by the Board of Directors. The Company's officers serve at the pleasure of the board of directors until their services are terminated or a successor is appointed.

Mr. Randy Zych, 54, has been Chairman of the Board of Directors and CEO of the Company since its inception in 1997. Mr. Zych has spent most of the past twenty-five years working as an entrepreneur, developing and promoting various new businesses, including several manufacturing companies. For example, Mr. Zych developed and promoted an organic fertilizer for Earthlife Products, Inc. He also developed and promoted financial services for Cambridge Capital Group, Ltd. Between 1990 and the Company's inception in 1997, Mr. Zych worked as an independent consultant for the two preceding companies but no longer has any duties outside of his position as Chairman for RPM Technologies, Inc. Mr. Zych attended the University of Illinois, Chicago, concentrating his studies in finance and business management.

Mr. Charles W. Foerg, 66, Secretary/Treasurer and a Director, has been employed by the Company since 1997. Immediately prior to his association with the Company, he was self- employed as a management consultant from 1991 to 1996. He has accumulated more than 25 years of experience in financing, building and managing several companies across many industries, with jobs and duties covering executive management, marketing, technology acquisition, quality control and manufacturing operations. Mr. Foerg s experience in advertising includes working as Account Supervisor and Vice President for Young & Rubicam Advertising and BBD&O Advertising. Mr. Foerg received a BS degree in Economics from Shurtleff College, Alton, Illinois and completed graduate studies in Business Administration at the University of Detroit. Mr. Foerg served in the U.S. Army in Europe and in Korea as a SFC, Artillery.

Mr. David A. Lade, 42, has been Chief Financial Officer and a Director of the Company since 1999. Mr. Lade also serves as the Company's controller. From 1995 until 1999, Mr. Lade was an independent financial consultant, and served as part-time controller for several closely held corporations. As a consultant, Mr. Lade contributed in all areas of accounting, budgeting, cash management, bank relations and acquisition analysis. From 1987 until 1995, Mr. Lade worked as Controller for AGA Gas Central, where he was responsible for financial reporting and analysis, strategic planning, customer service and branch administration. From 1983 until 1987, Mr. Lade was Experienced Audit Senior for Arthur Anderson & Co., where he served as a member of the commercial audit division. Mr. Lade became a Certified Public Accountant in 1984, and a Registered Securities Representative (Series 6 Exam) in 1992.
Mr. Lade received his MBA from Wright State University in 1983, where he received the Outstanding MBA Award.

Mr. James Tokoly, 39, currently serves as Vice President of the Company on a part-time basis and has been a Director since 1998. If and when the Company's secures its desired financing, it anticipates employing Mr. Tokoly to direct and coordinate contract manufacturing activities and logistics and pallet distribution activity among customers. Since 1988, Mr. Tokoly has headed his own marketing firm as President and CEO. Mr. Tokoly is still active in the day to day business of his marketing firm, Golden Opportunities, Inc.

Mr. Charles E. Fritsch, 62, currently serves as Vice President of the Company on a part-time basis and has been a Director since 1999. Mr. Fritsch is responsible for acquisitions of new material handling products and companies. From 1983 until 1999, Mr. Fritsch served in many positions for Waffer International, Inc., the largest manufacturer of plastic products in Taiwan, ultimately serving as ts President and COO. Previously, Mr. Fritsch was CEO and President of ARC United Group of Companies, an import/export business, and in 1969 he founded International Marketing Service, Inc. which provided consulting services to foreign and domestic companies. Mr. Fritsch received his BS from the University of Wisconsin in 1963 and an MA from DePaul University in Chicago.

Mr. Charles Krupka, 41, has over fifteen years of sales and management experience, and has been a Director of the Company since April 2000. From January 1995 until July 1998, Mr. Krupka was the CEO of Polycytek, Inc., a plastic pallet manufacturing concern unrelated to the Company's manufacturer Polytec. Polycytek was created in 1995 and molded 44" x 56" beverage pallets for Royal Ecoproducts, a wholly owned subsidiary of Royal Group Technologies, Inc. Mr. Krupka has his BS in Agricultural Economics from Michigan State University, and an MBA from the University of Michigan. Mr. Krupka is a member of the Society of Plastic Engineers and the Material Handling Institute of America.

Mr. Kevin Cronin, Esq., 46, has served as a Director and legal counsel for the Company since January 2000. For the previous three years, Mr. Cronin served as President and CEO of Alphadigm, Inc., a professional employer organization specializing in placement of high-level executive managers. Prior to his service as President and CEO of Alphadigm, Mr. Cronin was in private practice in Chicago, Illinois as an attorney specializing in corporate law. Mr. Cronin has a BBA degree in Management from the University of Notre Dame and a JD from Northern Illinois University.

Item 10.    Executive Compensation

As of this date, no officer or director has received a salary, although expenses incurred by officers and directors have been reimbursed to officers and directors, as approved by the Board of Directors, on occasions warranted. The Company intends to pay Randy Zych, its chief executive officer and chairman of board of directors, $85,000 annually if and when the Company receives its desired financing of $750,000, which may never be received. Additionally, in the event the Company is successful in obtaining this financing, it expects to pay each of its other officers and directors compensation for the next twelve months not more than $85,000. If the Company does not receive the required financing, no salaries will be paid.

Board Compensation

Members of the Company's board of directors receive no compensation for attendance at board meetings. However, on December 31, 2000, the Company's directors adopted a resolution providing for reimbursement for all reasonable out-of-pocket expenses incurred by the directors in connection with their attendance at the board meetings.

Options/SAR Grants in Last Fiscal Year

No individual grants of stock options (whether or not in tandem with SARs), or freestanding SARs were made during the last completed fiscal year to any of the named executive officers.

Bonuses and Deferred Compensation

There are no compensation plans or arrangements, including payments to be received from the Company, with respect to any person named as a director, executive officer, promoter or control person above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, any change in control of the Company, or a change in the person's responsibilities.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of January 31, 2001, the name, address, and the number of shares of the Company's common stock, par value $0.001, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 16,246,761 shares of Common Stock issued and outstanding, and the name and shareholdings of each director and of all officers and directors as a group. As of January 31, 2001, each owner of 5% or more of the Company's common stock also serves as a director, and in some cases, also as an officer.


Title of Class   Name and Address of       Amount and Nature of      Percent
                   Beneficial Owner          Beneficial Owner       of Class

    Common           Charles Foerg               2,550,550            15.7%
                17W704 Butterfield Rd.
               Oakbrook Terrace, IL 60181

    Common            Randy Zych                 2,750,000            16.9%
                  4918 Imperial Drive
                   Richton Park, IL

    Common           James Tokoly                 905,000             5.6%
                      PO Box 1001
                 Orland Park, IL 60462

    Common        Charles E. Fritsch              244,150             1.50%
                 Two Mid America #800
               Oakbrook Terrace, IL 60181

    Common           Kevin Cronin                 60,000              0.37%
                 Two Mid America #800
               Oakbrook Terrace, IL 60181

    Common            David Lade                  50,000              0.31%
                 Two Mid America #800
               Oakbrook Terrace, IL 60181

    Common      Executive Officers and          6,559,700            40.38%
                 Directors as a Group


Item 12.    Certain Relationships and Related Transactions

All office and warehouse space currently used by the Company is being provided rent-free by its officers. Charles Foerg, our secretary/treasurer and a director, provides the office space for our headquarters in Plainfield, Illinois. James Tokoly, our vice-president and a director, provides our warehouse space in Mokena, Illinois.

Randy Zych serves as the Company's CEO and chairman of board of directors. He has spent most of the past twenty-five years working as an entrepreneur, developing and promoting various new businesses, including several manufacturing companies. Mr. Zych is no longer affiliated in any way with any business start-up for which he served acted as a consultant. Mr. Zych presently devotes his full time to the business activities of the Company.

Five of the Company's officers and shareholders loaned an aggregate of $75,000 to the Company in 1997 and 1998. The five lenders were Charles Foerg, Joseph Mikulic, Joseph Pigato, James Tokoly, and Randy Zych. All of these loans have been retired, none are outstanding, and these individuals have no claim against the Company as stemming from these loans.

Savoia Corporation

On January 4, 1999, the Company executed an Asset Purchase Agreement by which it formalized the acquisition of rights to the designs, engineering, production and sales of the plastic pallets of Savoia Corporation, a Delaware corporation. However, the transaction was consummated on August 20, 1998 when the Company issued 4,086,957 shares of the Company's Common Stock in consideration for Savoia's assets. These shares were valued at $470,000, or $0.115 per share, which represented the actual research and development expenses incurred by

Savoia in the development of the plastic pallet design. This value is believed to be market value for such assets. The agreement did not contain any covenants not to compete or disclose terms because the owners of Savoia, Randy Zych, Charles Foerg, Joseph Pigato and James Tokoly, are now intimately involved with the Company's affairs, and have no involvement whatsoever with the dormant operations of Savoia.

Savoia had no liabilities at the time of the Asset Purchase Agreement.

Item 13.  Exhibits and Reports on Form 8-K

(a) Index to Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 26 of this Form 10-KSB, which is incorporated herein by reference.

(b)   Reports on Form 8-K.  The Company has not filed any Reports on Form 8-K.

                                  SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 18th day of May 2001.


RPM Technologies, Inc.

/s/ Randy Zych
-----------------------------
Randy Zych
Chairman of Board of Directors/CEO


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                            Date

/s/ Randy Zych                Chairman of Board of Directors   May 18, 2001
------------------------------
Randy Zych                    CEO

/s/ Charles Foerg             Secretary/Treasurer, Director    May 18, 2001
------------------------------
Charles Foerg

/s/ David Lade                CFO, Director                    May 18, 2001
------------------------------
David Lade

/s/ James Tokoly              VP, Director                     May 18, 2001
------------------------------
James Tokoly

/s/ Charles E. Fritsch        VP,  Director                    May 18, 2001
------------------------------
Charles E. Fritsch

                              Director                         May 18, 2001
------------------------------
Charles Krupka

                              Director                         May 18, 2001
------------------------------
Kevin Cronin

                              INDEX TO EXHIBITS





Exhibit No.      Description of Document

3.0              Articles of Incorporation*
4.0              Bylaws*
27.0             List of Subsidiaries*



*Exhibits have been previously reported on Form 10-SB.