Form 10QSB
period 2001-03-31
RPM TECHNOLOGIES INC
filed 2001-06-18
CIK 1099150

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                  Form 10-QSB

------------------------------------------------------------------------------


(Mark one)
   XX    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-------- ACT OF 1934

    For the quarterly period ended March 31, 2001

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
--------

    For the transition period from ______________ to _____________

------------------------------------------------------------------------------

                        Commission File Number: 0-31291
                                                -------

                            RPM Technologies, Inc.
       (Exact name of small business issuer as specified in its charter)

        Colorado                                             36-4391958
---------------------------                          --------------------------
 (State of incorporation)                             (IRS Employer ID Number)

                   21061 West Brazton, Plainfield, IL 60544
                   ----------------------------------------
                   (Address of principal executive offices)

                                (815) 293-1190
                                --------------
                          (Issuer's telephone number)


------------------------------------------------------------------------------

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES  X    NO
                                       -----    ------

      State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: June 11, 2001: 16,256,761
                                                  -------------------------

      Transitional Small Business Disclosure Format (check one): YES     NO X
                                                                    ---    ---

                            RPM Technologies, Inc.

               Form 10-QSB for the Quarter ended March 31, 2001

                               Table of Contents


                                                                      Page
Part I - Financial Information

  Item 1  Financial Statements                                          3

  Item 2  Management's Discussion and Analysis or Plan of Operation    12

                        Part 1 - Financial Information

Item 1.  Financial Statements

                            RPM Technologies, Inc.
                                Balance Sheets
                            March 31, 2001 and 2000

                                  (Unaudited)

                                                     March 31,       March 31,
                                                       2001            2000
                                                    ----------------------------
                                    ASSETS
Current Assets
  Cash and cash equivalents                         $  146,482       $  281,544
  Interest receivable                                      531               -
  Inventory                                              7,464               -
  Prepaid expenses                                       1,707           13,775
                                                    -----------      -----------
   Total current assets                                156,184          295,319
                                                    -----------      -----------

Property and equipment - at cost
  Molds, tools and dies                                589,289          589,289
  Computer equipment                                    14,000           14,000
                                                    -----------      -----------
                                                       603,289          603,289
  Accumulated depreciation                             (91,242)         (27,467)
                                                    -----------      -----------
   Net property and equipment                          512,047          575,822
                                                    -----------      -----------

Other assets
  Deferred costs of raising capital                         -                -
                                                    -----------      -----------
TOTAL ASSETS                                        $  668,231       $  871,141
                                                    ===========      ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable - trade                          $   33,000       $   33,000
  Due to affiliate                                       4,921            4,921
                                                    -----------      -----------
   Total current liabilities                            37,921           37,921
                                                    -----------      -----------

Commitments and contingencies

Stockholders' Equity Common stock - $0.001 par value.
   20,000,000 shares authorized.
   16,256,761 and 16,223,761 shares
   issued and outstanding, respectively.                16,256           16,223
  Additional paid-in capital                         2,293,090        2,276,623
  Accumulated deficit                               (1,679,036)      (1,459,626)
                                                    -----------      -----------
   Total stockholders' equity                          630,310          833,220
                                                    -----------      -----------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                              $  668,231       $  871,141
                                                    ===========      ===========


The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

                            RPM Technologies, Inc.
               Statements of Operations and Comprehensive Income
                  Three months ended March 31, 2001 and 2000

                                  (Unaudited)

                                                   Three months    Three months
                                                       ended           ended
                                                      March 31,      March 31,
                                                       2001             2000
                                                    ----------------------------

Revenues                                             $   14,555      $       -

Cost of Sales                                            11,432              -
                                                     -----------     -----------
Gross Profit                                              3,123              -
                                                     -----------     -----------
Operating Expenses
  Research and development costs                         15,000         100,924
  Sales and marketing expenses                            2,393              -
  Payroll and related expenses                           10,181           9,697
  General and administrative expenses                    47,267          60,211
  Depreciation                                           15,899          15,702
                                                     -----------     -----------
   Total operating expenses                              90,740         186,534
                                                     -----------     -----------
Loss from operations                                    (87,617)       (186,534)

Other income
  Interest income                                           439             356
                                                     -----------     -----------
Loss before provision for income taxes                  (87,178)       (186,178)

Provision for income taxes                                   -               -
                                                     -----------     -----------
Net Loss                                                (87,178)       (186,178)

Other comprehensive income                                   -               -
                                                     -----------     -----------
Comprehensive Loss                                   $  (87,178)     $ (186,178)
                                                     ===========     ===========
Net loss per weighted-average share
  of common stock outstanding,
  calculated on Net Loss - basic and fully diluted   $    (0.01)     $    (0.01)
                                                     ===========     ===========
Weighted-average number of shares
  of common stock outstanding                        16,242,761      16,087,805
                                                     ===========     ===========






The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

                            RPM Technologies, Inc.
                           Statements of Cash Flows
                  Three months ended March 31, 2001 and 2000

                                  (Unaudited)

                                                   Three months    Three months
                                                       ended           ended
                                                      March 31,      March 31,
                                                       2001             2000
                                                    ----------------------------
Cash Flows from Operating Activities
  Net loss for the period                            $  (87,178)    $  (186,178)
  Adjustments to reconcile net loss to
   net cash provided by operating activities
     Depreciation                                        15,899          15,719
     (Increase) Decrease in
      Prepaid expenses and other                          1,975          (4,513)
     Increase (Decrease) in
      Accounts payable and other                             -           33,000
                                                     -----------     -----------

Net cash used in operating activities                   (69,304)       (141,972)
                                                     -----------     -----------

Cash Flows from Investing Activities
  Purchase of property and equipment                         -           (1,100)
                                                     -----------     -----------

Cash Flows from Financing Activities
  Funds advanced by (paid to) affiliate -net                 -          (20,000)
  Proceeds from sales of common stock                        -          343,000
                                                     -----------     -----------

Net cash used in financing activities                        -          323 000
                                                     -----------     -----------

Increase in Cash                                        (69,304)        179,928

Cash at beginning of period                             215,786         101,616
                                                     -----------     -----------

Cash at end of period                                $  146,482      $  281,544
                                                     ===========     ===========


Supplemental Disclosure of  Interest and Income Taxes Paid
   Interest paid for the period                      $       -       $       -
                                                     ===========     ===========
   Income taxes paid for the period                  $       - $     $       -
                                                     ===========     ===========











The financial information presented herein has been prepared by management without audit by independent certified public accountants. The accompanying notes are an integral part of these financial statements.

                            RPM Technologies, Inc.

                         Notes to Financial Statements


Note A - Organization and Description of Business

RPM Technologies, Inc. (Company) was incorporated on April 10, 1996, as Mann Enterprise, Inc., in accordance with the laws of the State of Delaware. The Company was formed to seek a merger with, acquisition of or affiliation with a privately-owned entity wishing to become publicly-owned.

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

During the second quarter of 2000, the Company began direct sales of its plastic pallet products and exited the development stage during the first quarter of 2001.

For segment reporting purposes, the Company operated in only one industry segment during the periods represented in the accompanying financial statements and makes all operating decisions and allocates resources based on the best benefit to the Company as a whole.

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended December 31, 2000. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

                            RPM Technologies, Inc.

Note A - Organization and Description of Business - Continued

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2001.

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

3  Organization and reorganization costs

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

                            RPM Technologies, Inc.

Note B - Summary of Significant Accounting Policies - Continued

6. Income Taxes

   The Company utilizes the asset and liability method of accounting for income taxes. At March 31, 2001 and 2000, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization.

7. Earnings (loss) per share

   Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of March 31, 2001 and 2000, the Company had no warrants and/or options outstanding.


Note C - Correction of an Error

During the first quarter of 2001, in conjunction with the engagement of an independent stock transfer agent, Company management performed a detailed reconciliation of all issuances of equity securities from the inception of Mann Enterprises, Inc. and RPM Technologies, Inc., respectively.

During this detailed reconciliation, various inadvertent clerical errors were discovered in the identification, segregation and reporting of various transactions consummated in periods prior to January 1, 2001. The detailed reconciliation necessitated modifications to the presentation and valuation of these previously reported transactions during the year ended December 31, 2000.

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

                            RPM Technologies, Inc.

Note E - Concentrations of Credit Risk

The Company maintains its cash accounts in a financial institution subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company and its subsidiaries are entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During the three months ended March 31, 2001 and 2000, respectively, respectively, the various operating companies had deposits in a financial institution with credit risk exposures in excess of statutory FDIC coverage. The Company has incurred no losses during 2001 or 2000 as a result of any of these unsecured situations.


Note F - Property and Equipment

Property and equipment consist of the following components at March 31, 2001 and 2000, respectively:

                                           March 31,   March 31,     Estimated
                                             2001        2000       useful life
                                        ---------------------------------------

  Molds, tools and dies                   $ 589,289    $ 589,189     10 years
  Computer equipment                         14,000       14,000      3 years
                                          ----------   ----------
                                            603,289      603,289
  Accumulated depreciation                  (91,242)     (27,467)
                                          ----------   ----------

  Net property and equipment              $ 512,047    $ 575,822
                                          ==========   ==========

Depreciation expense for the three months ended March 31, 2001 and 2000, respectively, was approximately $15,899 and $15,719.


Note G - Income Taxes

The components of income tax (benefit) expense for the three months ended March 31, 2001 and 2000, respectively, are as follows:
                                                       March 31,    March 31,
                                                         2001         2000
                                                    ----------------------------
     Federal:
      Current                                         $      -      $      -
      Deferred                                               -             -
                                                      ----------    ----------
                                                             -             -
                                                      ----------    ----------
     State:
      Current                                                -             -
      Deferred                                               -             -
                                                      ----------    ----------
                                                             -             -
                                                      ----------    ----------
      Total                                           $      -      $      -
                                                      ==========    ==========

                            RPM Technologies, Inc.

Note G - Income Taxes - Continued

As of December 31, 2000, the Company has a net operating loss carryforward of approximately $400,000 to offset future taxable income. Subject to current Federal income tax regulations, this carryforward will begin to expire in 2018. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look- back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense for the three months ended March 31, 2001 and 2000, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                       March 31,     March 31,
                                                         2001          2000
                                                     ---------------------------

Statutory rate applied to loss before income taxes    $ (29,640)     $ (63,300)
Increase (decrease) in income taxes resulting from:
   State income taxes                                        -              -
   Other, including reserve for deferred tax asset       29,640         63,300
                                                      ----------     ----------

     Income tax expense                               $      -       $      -
                                                      ==========     ==========

Temporary differences, consisting primarily of statutory deferrals of expenses for pre-operations interest expense, research and development expenses and start-up costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of March 31, 2001 and 2000, respectively:

                                                       March 31,     March 31,
                                                         2001          2000
                                                    ----------------------------
     Deferred tax assets
      Net operating loss carryforwards                $ 465,370      $ 417,037
      Less valuation allowance                         (465,370)      (417,037)
                                                      ----------     ----------

     Net Deferred Tax Asset                           $      -       $      -
                                                      ==========     ==========

                            RPM Technologies, Inc.

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

As of March 31, 2001, the Company has not begun its marketing of this product and no sales have been made. Further, the transaction document establishes a royalty payment of approximately $7.50 per unit sold.




               (Remainder of this page left blank intentionally)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(1)  Caution Regarding Forward-Looking Information

This quarterly report contains certain forward-looking statements and information relating to RPM Technologies, Inc. (the "Company"), that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words "anticipate," "believe," "estimate," "expect" and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.

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

(3)  Results of Operations

Since inception, the Company has been principally involved in research and development of its products and the development of a market for its products. The Company exited the development stage during the first quarter of 2001. During the last three (3) quarters of the year ended December 31, 2000, the Company realized nominal revenues related to the sales of prototype plastic pallets acquired during various research and development efforts and production plastic pallets.

During the first quarter of 2001, the Company realized revenues of approximately $14,500 and had related costs of sales of approximately $11,000.

For the three months ended March 31, 2001 and 2000, respectively, the Company had total expenses of approximately $90,000 and $186,000. The decline is directly attributable to a decrease of approximately $85,000 in research and development expenses between the quarter ended March 31, 2000 and the corresponding period of 2001. All other operating expenses related to various normal general and administrative expenses of the Company.

The Company experienced a net loss of $87,000 and $186,000 for the three months ended March 31, 2001 and 2000, respectively, and a net loss per weighted-average share of common stock outstanding of approximately $0.01 and $0.01 per share.

(4)  Liquidity and Capital Resources

For all periods through March 31, 2001, the Company has maintained liquidity through the issuance and sale of various securities, including convertible notes and common stock. At March 31, 2001 and 2000, the Company has working capital of approximately $118,000 and $257,000, respectively. Included in the working capital is available cash on hand of approximately $146,000 and $282,000, respectively as compared to cash balances of approximately $216,000 and $102,000 at December 31, 2000 and 1999, respectively.

The Company seeks to expand sales of its products. Currently, the Company awaits adequate financing to allow it to fulfull existing contracts. The Company is currently seeking a minimum of $500,000 in debt or equity financing to buy raw materials, fill existing contracts, and improve its working capital. However, no assurances can be provided that the Company will be able to obtain additional funding or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.


                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


RPM Technologies, Inc.



/s/ Randy Zych
Randy Zych, Chief Executive Officer

Dated:   June 14, 2001