Form 10KSB/A
period 2000-12-31
RPM TECHNOLOGIES INC
filed 2001-07-02
CIK 1099150

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-KSB
                               Amendment No. 1
(Mark One)

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

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, .001 par value
       (Title of class)

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

                              TABLE OF CONTENTS

Item 1.  Description of Business..............................................2
        A. Business Development and Summary ..................................2
        B. Business of Issuer ................................................3
            (1)  Overview ....................................................3
            (2)  The Pallet Industry..........................................3
            (3)  Pallet Users ................................................4
            (4)  Types of Pallets and Related Services .......................4
            (5)  Outsourced Manufacturing.....................................5
            (6)  Raw Materials; Recycling.....................................6
            (7)  Unique Competitive Advantages................................6
            (7a) Processing and Manufacturing Advantages......................7
            (7b) Product Advantages...........................................8
            (7c) Cost - Benefit Analysis......................................8
            (8)  Sales and Marketing..........................................9
            (8a) Sales Agents & Distributors..................................9
            (8b) Leasing Option..............................................10
            (8c) Recycle Program.............................................10
            (8d) Trial Order Program.........................................11
            (8e) Directed Marketing Plans....................................11
            (9)  Operations and Employees....................................12
            (10) Proprietary Technology......................................12
            (11) Competition.................................................13
Item 2.  Description of Property.............................................14
Item 3.  Legal Proceedings ..................................................14
Item 4.  Submission of Matters to a Vote of Security Holders.................14
Item 5.  Market for Common Equity and Related Stockholder Matters............14
         Dividend Policy.....................................................15
         Transfer Agent......................................................15
Item 6.  Management's Discussion and Analysis or Plan of Operation...........15
         Special Note on Forward-Looking Statements..........................15
         Plan of Operation...................................................15
         Research and Development............................................16
         Results of Operations...............................................17
         Liquidity and Capital Resources.....................................17
         Need for Future Financing...........................................19
Item 7.  Financial Statements................................................20
Item 8.  Changes in and Disagreements with Accountants.......................20
Item 9.  Directors and Executive Officers....................................20
Item 10. Executive Compensation..............................................22
         Board Compensation..................................................22
         Options/SAR Grants in Last Fiscal Year..............................23
         Bonuses and Deferred Compensation...................................23
Item 11. Security Ownership of Certain Beneficial Owners and Management......23
Item 12. Certain Relationships and Related Transactions......................24
         Savoia Corporation..................................................24
Item 13. Exhibits and Reports on Form 8-K....................................24

INDEX TO EXHIBITS............................................................26

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

The thermoplastic additive is purchased by the Company's contract manufacturer, which uses the additive in molding the pallets. The Company has no legal rights to the additive. As additives with similar attributes to the one used by the Company's contract manufacturer are in widespread availability, the Company is not heavily dependent on this additive.

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

The Company's agreement to recycle its customers' used pallets is not part of a specific contract. However, the Company views this agreement as non-negotiable and as if such agreement does provide the Company with the right to reject these returns. The policy is followed because the resin contained in all pallets, including unusable, returned plastic pallets, is a required element of the Company's plastic pallets. Accordingly, the Company obtains a required raw material and provides a disposal service to its clients, at inherently financially attractive terms. Only in the extremely unlikely event that the market for recyclable plastic completely collapsed, would the Company consider revising its policy to grant credit for returned pallets.

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

The Company believes it has intellectual property rights in its pallet processing system, although it has no verification of such, and can give no assurances that the processing system can withstand any threat of infringement. These rights are protected by non-disclosure and non-competition agreements, which have been executed by the Company's sales agents, distributors and employees. The material terms of these agreements prohibit divulging marketing strategies, names of prospects and customers or manufacturing or operational techniques or procedures to any third party without the written consent of the Company.

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

Transfer Agent

The transfer agent for the Company's common stock is Securities Transfer Corporation, 2591 Dallas Parkway, Suite 102, Frisco, Texas 75034.

Item 6.      Management's Discussion and Analysis or Plan of Operation

Special Note on Forward-Looking Statements

Certain statements contained in this Form 10-KSB, including, without limitation, statements containing the words "believes," "anticipates," "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the size and growth of the plastic packaging markets for both consumer and industrial uses; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this Form10-KSB.

Certain of these factors are discussed in more detail elsewhere in this Form10-KSB. Given these uncertainties, readers of this Form10-KSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

The following discussion of the results of operations and financial condition should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-

KSB reflecting operations and financial condition both before and after the Company's acquisition of RPM Technologies, Inc.

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

Research and Development

Since inception, the Company has focused its human and financial resources on the development of its proprietary pallet designs and processing system. The Company's research and development costs spent from inception through December 31, 2000, totaled $4,069,588. We are currently relying upon our contract manufacturer, Polytek, to recommend and implement future research and development relating to processing systems and additives that they have either tried or tested. Polytek is better equipped to evaluate new materials and processes in the manufacturing environment. In the event Polytek develops innovations or improved processes, we will have no interest in such.

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

To date, no significant revenues are derived from these products, and we registered net losses in the amounts of $4,029,530 in 1998, $466,786 in 1999, and $438,410 in 2000. From the date of inception, the Company's total aggregate net loss is $4,938,419.

For the years ended December 31, 1998 and 1999, the Company had no sales or revenue from operations, but incurred operating expenses of $4,029,530 for the year ended December 31, 1998, and operating expenses of $468,811 for the year ended December 31, 1999. Accordingly, we experienced substantial net operating losses. For the year ended December 31, 1998, this loss was $4,029,530, while for the year ended December 31, 1999 our net operating loss was $468,811.

Revenue from operations have been achieved during the year ended December 31, 2000, in the amount of $112,600. This revenue was generated on total operating expenses, again as of December 31, 2000, of $504,284, thus resulting in net loss from operations of $449,592. This compares to a net loss of $466,786 for the year ended December 31, 1999, which resulted from expenses of $468,811 and no revenues from operations. Total net loss for the Company's year ended December 31, 2000 was $438,410, compared to the comprehensive net loss in fiscal 1999 of $466,786.

During the year ended December 31, 2000, the Company incurred approximately $100,924 in research and development expenses, which were incurred during the first quarter, as compared to $90,014 incurred for similar expenses during the year ended December 31, 1999. Additional expenses incurred through the year ended December 31, 2000, as compared to the year ended December 31, 1999, include general and administrative expenses of approximately $172,886 as compared to $117,950 for the year ended December 31, 1999. Depreciation expenses on property and equipment for the year ended December 31, 2000, was approximately $63,595, whereas $11,748 was realized for the comparable period of 1999. An expense incurred during the year ended December 31, 1999, but not during 2000 was a $38,863 charge for accrued interest on notes payable which were converted to common stock on August 31, 1999.

All other operating expenses related to various normal general and administrative expenses of the Company. The Company anticipates experiencing relatively constant expenditure levels in future periods for other general operating expenses. Management continues to monitor its expenditure levels to achieve optimum financial results.

Liquidity and Capital Resources

For all periods through December 31, 2000, the Company has maintained liquidity through the issuance and sale of various securities, including convertible notes and common stock. At December 31, 2000 and 1999, the Company has working capital (which is current assets less current liabilities) of $9,542 and negative $34,277 respectively. Included in the working capital is, as of December 31, 2000 cash and cash equivalents of $215,786, as compared to $101,616 as of December 31, 1999.

For the year ended December 31, 2000, the Company had negative net cash flows from operating activities of $224,464, as compared to negative cash flows from operating activities for the fiscal year 1999 of $317,828, and negative net cash flows for the year ended December 31, 1998 were $23,113. For the year ended December 31, 2000, the Company had received $339,734 from financing activities, as compared to $884,346 for the year ended December 31, 1999, and $160,400 for the year ended December 31, 1998. The activities resulted in an increase in the Company's cash position as December 31, 2000 to $114,170, whereas cash on hand on December 31, 1999 was $36,329, and for December 31, 1998, the Company's cash position consisted of $65,287.

As of December 31, 2000, the Company had total assets of $755,409 and total stockholders' equity of $755,409. The only liabilities the Company had as of December 31, 2000, was an account payable in the amount of $33,000, $180,000 in accrued officer compensation and $4,921 owed to an affiliate. The Company's capital resources as of December 31, 2000 consisted of $215,786 in cash and $527,946 in net property and equipment, which was comprised of $589,289 in molds, tools, and dies utilized to produce plastic pallets and $14,000 in computer equipment. The Company has not yet experienced severe liquidity problems, even with the Company's lack of sales of its pallet products, due in large part to debt and equity financing.

Total assets as of December 31, 1999, were $701,085, with stockholders' equity of $701,085, indicating a lack of any substantial liabilities. For the 12 months ending December 31, 1999 the Company had current assets of $110,644 and two current liabilities in the amount of $24,921 owed to an affiliate and $120,000 in accrued officer compensation, which in part accounted for the Company's liquidity heading into 2000. The Company's capital resources at the end of 1999 consisted of $101,616 in cash and $590,441 in net property and equipment, which was comprised of $588,189 in molds, tools, and dies utilized to produce plastic pallets and $14,000 in computer equipment.

Total assets as of December 31, 1998, were $261,887, while liabilities as of this date were $350,977, which resulted in a stockholders' equity of $261,887. On December 31, 1998, the Company had current assets of $82,287 and current liabilities of $350,977. As of December 31, 1998, the Company's capital resources consisted of $65,287 in cash, $72,000 in net property and equipment, which was comprised primarily of molds, tools, and dies, and $107,600 in deferred costs associated with raising capital. The Company's executive officers and directors were not paid salaries. Only expense reimbursements were made as approved by the Board of Directors, as the total operating expenses paid for general and administrative expenses was $11,051 for the period.

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

    Amount        Type                                      Percentage
----------------------------------------------------------------------
    $585,400      Working Capital and Operating Expenses(1)     19.5%
    $561,600      2.5 million lbs. HDPE; Resin (raw materials)   8.7%
    $510,000      Press Contract at $132 per hr. average        17.0%
    $294,500      Sales, Marketing, Advertising (SADA)(2)        9.8%
    $250,000      Commissions Paid for Financing(3)              8.3%
    $190,500      Management, Staffing, and New Hires(4)         6.4%
    $128,000      Other Hardware/Equipment Purchases(5)          4.3%
    $125,000      Accessory Molds                                4.2%
    $ 78,500      Pre-owned Road Tractors -Two                   2.6%
    $ 68,500      Lid Mold for Stack Pallets                     2.3%
    $ 60,000      Accounting, Legal, Finance and Offering Fees   2.0%
    $ 52,500      Pre-owned 53' Road Trailers                    1.8%
    $ 40,000      Travel-related Expenses for Sales, Financing   1.3%
    $ 36,500      Pre-owned Granulator, 100 HP                   1.2%
    $ 19,000      Resin Storage Silo (60,000 lbs.)               0.6%

    $3,000,000    TOTAL                                          100%

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

                            RPM TECHNOLOGIES, INC.
                       (formerly Mann Enterprise, Inc.)
                         (a development stage company)

                         INDEX TO FINANCIAL STATEMENTS


                                                                          Page

Report of Independent Certified Public Accountants                         F-2

Annual Financial Statements

  Balance Sheets
    as of December 31, 2000, 1999 and 1998                                 F-3

  Statements of Operations and Comprehensive Income for the years ended December
    31, 2000, 1999 and 1998, and for the period from April 10, 1996 (date of
    inception) through December 31, 2000                                   F-4

  Statement of Changes in Stockholders' Equity
    for the period from April 10, 1996 (date of
      inception) through December 31, 2000                                 F-5

  Statements of Cash Flows
    for the years ended December 31, 2000, 1999 and 1998, and for the period
    from April 10, 1996 (date of inception) through December 31, 2000      F-7

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

During the first quarter of 2001, in conjunction with the engagement of and change to a new independent stock transfer agent, the Company performed a detailed reconciliation of all issuances of equity securities from the inception of Mann Enterprises, Inc. and RPM Technologies, Inc., respectively. During this detailed reconciliation, various inadvertent clerical errors were discovered in the identification, segregation and reporting of various transactions. The detailed reconciliation necessitated modifications to the presentation and valuation of these previously reported transactions. Accordingly, we withdraw our opinion dated May 23, 2000. No reliance should be placed on our opinion dated May 23, 2000.


                                               /s/ S. W. Hatfield
                                               S. W. HATFIELD, CPA
Dallas, Texas
May 4, 2001


                    Use our past to assist your future sm

P. O. Box 820395                               9002 Green Oaks Circle, 2nd Floor
Dallas, Texas  75382-0395                               Dallas, Texas 75243-7212
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com
                                       F-2

                                  RPM TECHNOLOGIES, INC.
                           (formerly Mann Enterprise, Inc.)
                             (a development stage company)
                                      BALANCE SHEETS
                            December 31, 2000, 1999 and 1998


                                       December 31,  December 31,  December 31,
                                           2000          1999          1998
                                     ASSETS
Current Assets
  Cash and cash equivalents            $  215,786    $  101,616    $   65,287
  Interest receivable                         531            -             -
  Due to affiliate                             -             -         17,000
  Inventory                                 7,464            -             -
  Prepaid expenses                          3,682         9,028            -
                                       ----------    ----------    ----------
   Total current assets                   227,463       110,644        82,287
                                       ----------    ----------    ----------
Property and equipment - at cost
  Molds, tools and dies                   589,289       588,189        72,000
  Computer equipment                       14,000        14,000            -
                                       ----------    ----------    ----------
                                          603,289       602,189        72,000
  Accumulated depreciation                (75,343)      (11,748)           -
                                       ----------    ----------    ----------
   Net property and equipment             527,946       590,441        72,000
                                       ----------    ----------    ----------
Other assets
  Deferred costs of raising capital            -             -        107,600
                                       ----------    ----------    ----------
TOTAL ASSETS                           $  755,409    $  701,085    $  261,887
                                       ==========    ==========    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Notes payable to investors           $       -     $       -     $  285,000
  Accrued interest payable                     -             -          5,977
  Accounts payable - trade                 33,000            -             -
  Accrued officer compensation            180,000       120,000        60,000
  Due to affiliate                          4,921        24,921            -
                                       ----------    ----------    ----------
   Total current liabilities              217,921       144,921       350,977
                                       ----------    ----------    ----------
Commitments and contingencies

Stockholders' Equity Common stock - $0.001 par value.
   20,000,000 shares authorized.
   16,256,761, 15,537,761, and 12,890,761
   shares issued and outstanding,
   respectively.                           16,256        15,537        12,890
  Additional paid-in capital            5,459,651     5,040,636     3,931,243
  Deficit accumulated during the
     development phase                 (4,938,419)   (4,500,009)   (4,033,223)
                                       ----------    ----------    ----------
   Total stockholders' equity             537,488       556,164       (89,090)
                                       ----------    ----------    ----------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                 $  755,409    $  701,085    $  261,887
                                       ==========    ==========    ==========

The accompanying notes are an integral part of these financial statements.
                                                                             F-3

                                  RPM TECHNOLOGIES, INC.
                            (formerly Mann Enterprise, Inc.)
                              (a development stage company)
                    STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                    Years ended December 31, 2000, 1999 and 1998 and
         Period from April 10, 1996 (date of inception) through March 31, 2000


                                                                               Period from
                                                                               April 10, 1996
                                                                               (date of inception)
                                       Year ended    Year ended    Year ended     through
                                      December 31,  December 31,  December 31,  December 31,
                                          2000          1999          1998          2000
Revenues                              $  112,600    $       -     $        -    $  112,600

Cost of Sales                             57,908            -              -        57,908
                                      ----------    ----------    -----------   ----------
Gross Profit                              54,692            -              -        54,692
                                      ----------    ----------    -----------   ----------
Operating Expenses
  Research and development costs         100,924        90,014      3,878,650    4,069,588
  Sales and marketing expenses             9,329            -              -         9,329
  Payroll and related expenses           157,550       150,236        133,852      441,638
  General and administrative expenses    172,886       117,950         11,051      305,920
  Interest expense                            -         38,863          5,977       44,840
  Reorganization expenses                     -         60,000             -        60,000
  Depreciation                            63,595        11,748             -        75,343
                                      ----------    ----------    -----------   ----------
   Total operating expenses              504,284       468,811      4,029,530    5,006,658
                                      ----------    ----------    -----------   ----------
Loss from operations                    (449,592)     (468,811)    (4,029,530)  (4,951,966)

Other income
  Interest income                         11,182         2,025            340       13,547
                                      ----------    ----------    -----------   ----------
Loss before provision
  for income taxes                      (438,410)     (466,786)    (4,029,530)  (4,938,419)

Provision for income taxes                    -             -              -            -
                                      ----------    ----------    -----------   ----------
Net Loss                                (438,410)     (466,786)    (4,029,530)  (4,938,419)

Other comprehensive income                    -             -              -            -
                                      ----------    ----------    -----------   ----------
Comprehensive Loss                    $ (438,410)   $ (466,786)   $(4,029,530)  $(4,938,419)
                                      ==========    ==========    ===========   ===========
Net loss per weighted-average
  share of common stock
  outstanding, calculated on
  Net Loss - basic and fully diluted  $    (0.03)   $    (0.03)   $     (0.38)  $    (0.34)
                                      ==========    ==========    ===========   ==========
Weighted-average number
  of shares of common
  stock outstanding                   16,213,319    14,198,928    10,488,886    14,639,798
                                      ==========    ==========    ==========    ==========

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

                                                       Additional
                                      Common Stock     paid-in      Accumulated
                                   Shares     Amount   capital      deficit        Total
-------------------------------------------------------------------------------------------
Initial capitalization of
  Mann Enterprise, Inc.
  in April 1996                   3,683,461  $  3,683  $      -     $       -    $   3,683

Initial capitalization of
  RPM Technologies, Inc.
  in August 1998                  1,450,000     1,450         -             -        1,450

Capital contributed to
  support the corporate entity           -         -         350            -          350
Net loss for the period                  -         -          -         (4,033)     (4,033)
                                  ---------- ---------  ----------   -----------  ---------
Balances at December 31, 1996     5,133,461     5,133        350        (4,033)      1,450

Net loss for the period                  -         -          -             -           -
                                  ---------- ---------  ----------   -----------  ---------
Balances at December 31, 1997     5,133,461     5,133        350        (4,033)      1,450

Common stock issued for
  Acquisition of technology       4,086,956     4,087  2,039,391            -    2,043,478
  Professional, product
   development and
   organizational expenses        3,670,344     3,670  1,831,502            -    1,835,172
Capital contributed to
   support the corporate entity          -         -      60,000            -       60,000
Net loss for the year                    -         -          -     (4,029,190) (4,029,190)
                                  ---------- ---------  ----------   -----------  ---------
Balances at December 31, 1998    12,890,761    12,890  3,931,243      (926,663)    (29,090)

Private placement of common stock   700,000       700    349,300            -      350,000
Common stock issued for
  conversion of debt              1,947,000     1,947    971,553            -      973,500
   Less cost of raising capital          -         -    (303,675)           -     (303,675)
Forgiveness of accrued interest
  by debtholders at conversion
  of debt into common stock              -         -      32,215            -       32,215
Capital contributed to
  support the corporate entity           -         -      60,000            -       60,000
Net loss for the year                    -         -          -       (466,786)   (466,786)
                                  ---------- ---------  ----------   -----------  ---------
Balances at December 31, 1999    15,537,761   $15,537 $5,040,636   $(4,500,009)   $556,164
                                 =========== ========= ==========  ============   =========

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


                                                       Additional
                                      Common Stock     paid-in      Accumulated
                                   Shares     Amount   capital      deficit        Total
-------------------------------------------------------------------------------------------

Balances at December 31, 1999    15,537,761    15,537  5,040,636    (4,500,009)    556,164

Private placement of common stock   719,000       719    358,781            -      359,500
Capital to support corporate entity      -         -      60,234            -       60,234
Net loss for the year                    -         -          -       (438,410)   (438,410)
                                  ---------- ---------  ----------   -----------  ---------
Balances at December 31, 2000    16,256,761   $16,256 $5,459,651   $(4,938,419)   $537,488
                                  ========== ========= ===========  ============  =========



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

                                                                               Period from
                                                                               April 10, 1996
                                                                               (date of inception)
                                       Year ended    Year ended    Year ended     through
                                      December 31,  December 31,  December 31,  December 31,
                                          2000          1999          1998          2000
Cash Flows from Operating Activities
  Net loss for the period             $(438,410)    $(466,786)    $(4,029,190)  $(4,938,419)
  Adjustments to reconcile net loss to
   net cash provided by operating activities
     Depreciation                        63,595        11,748              -         75,343
     Executive compensation contributed
      by shareholder/officers            60,000        60,000          60,000       180,000
     Expenses paid with common stock         -             -        3,880,100     3,894,125
     Accrued interest contributed to
         equity                              -         32,215              -         32,215
     (Increase) Decrease in
      Interest receivable                  (531)           -               -           (531)
      Inventory                          (7,464)           -               -         (7,464)
      Prepaid expenses                    5,346        (9,028)             -         (3,682)
     Increase (Decrease) in
      Accounts payable and other         33,000            -               -         33,000
      Accrued officers compensation      60,000        60,000          60,000       180,000
      Accrued interest                       -         (5,977)          5,977            -
                                      ----------    -----------     ----------  ------------
Net cash used in operating activities  (224,464)     (317,828)        (23,113)     (555,413)
                                      ----------    -----------     ----------  ------------
Cash Flows from Investing Activities
  Purchase of property and equipment     (1,100)     (530,189)        (72,000)     (603,289)
                                      ----------    -----------     ----------  ------------
Cash Flows from Financing Activities
  Funds advanced by (paid to)
      affiliate-net                     (20,000)       41,921         (17,000)       (4,921)
  Capital contributed to support
   the corporate entity                     234            -               -            584
  Proceeds from notes payable                -        688,500         285,000       973,000
  Cash paid to raise capital                 -       (196,075)       (107,600)     (303,675)
  Proceeds from sales of
   common stock                         359,500       350,000              -        709,500
                                      ----------    -----------     ----------  ------------
Net cash provided by financing
   activities                           339,734       884,346         160,400     1,374,488
                                      ----------    -----------     ----------  ------------
Increase in Cash and Cash Equivalents   114,170        36,329          65,287       215,786

Cash and Cash Equivalents
  at beginning of period                101,616        65,287              -             -
                                      ----------    -----------     ----------  ------------
Cash and Cash Equivalents
  at end of period                     $215,786      $101,616       $  65,287    $  215,786
                                      ==========    ===========     ==========  ============

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

                                                                               Period from
                                                                               April 10, 1996
                                                                               (date of inception)
                                       Year ended    Year ended    Year ended     through
                                      December 31,  December 31,  December 31,  December 31,
                                          2000          1999          1998          2000
Supplemental Disclosure of
  Interest and Income Taxes Paid
   Interest paid for the period       $      -      $   12,125      $      -    $   12,125
                                      ==========    ===========     ==========  ============
   Income taxes paid for the period   $      -      $      -        $      -    $       -
                                      ==========    ===========     ==========  ============
Supplemental Disclosure of
  Non-cash Investing and
  Financing Activities
   Common stock exchanged for
     notes payable                    $      -      $ 973,500       $      -    $  973,500
                                      ==========    ===========     ==========  ============



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

                                  RPM TECHNOLOGIES, INC.
                             (formerly Mann Enterprise, Inc.)
                               (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE C - CORRECTION OF AN ERROR

During the first quarter of 2001, the Company engaged a new independent stock transfer agent (New Agent) due to dissatisfaction with the previous stock transfer agent. The balancing procedures on the Company's issued and outstanding common stock by the New Agent revealed a difference between the total number of issued and outstanding common stock per their work and the records of the previous independent stock transfer agent. The effect of these differences between the records of the former transfer agent and the New Agent came to light during the performance of the audit of the Company's financial statements as of and for the year ended December 31, 2000.

As a result of the New Agent's work, it was further discovered that the accounting, and corresponding reporting in prior periods, of the details of, conversion of, and use of proceeds related to the Company's $25,000 unsecured convertible notes payable to various investors pursuant to a Private Placement Memorandum dated November 12, 1998 sold during 1998 and 1999 were not properly balanced and reported. Specifically, a transaction related to a sale of common stock related to a private placement was previously reported as a component of the conversion of the $25,000 notes into common stock and certain shares issued during 1998 for consulting professional services had not been properly recorded by the former transfer agent, and respectively, not timely recorded on the Company's books and records.

Due to the terms and conditions of the arrangement with the selling broker of the $25,000 notes, the note proceeds were to be placed in a separate account controlled by an entity sharing common management with the Company and then transferred into the Company's operating account. During the first quarter 2001 balancing and reconciliation process, it was determined that certain amounts were expended on the Company's behalf from the note proceeds deposited in the affiliated entity's account and said amounts were not timely recorded on the Company's books and records. It was further discovered, in balancing the conversion of the $25,000 notes into common stock, that certain proceeds from the sale of the notes had been retained by the selling broker as compensation for his services and not given timely recognition in the Company's books and records.

The reconciliation and balancing process also revealed that certain minor differences in calculating accrued interest on the $25,000 notes had occurred and that a previously unrecognized forgiveness of accrued interest at the time of conversion into common stock had also occurred.

The "fair value" assigned to the shares of common stock issued in 1998 for 1) the acquisition of rights to plastic pallet technology in process for completion and further development to achieve the Company's initial business plans and goals and for 2) payment for various engineering, marketing strategy, financial and organizational consulting and management services provided to the Company or for the plastic pallet technology development were revalued at $0.50 per share from $0.115 per share to more accurately reflect the intrinsic value of these shares in relation to the stated conversion value imbedded within the terms and conditions of the $25,000 unsecured convertible notes payable to various investors pursuant to a Private Placement Memorandum dated November 12, 1998.

Note J also discusses certain executive compensation issues which were previously unrecognized in the financial statements.

                                  RPM TECHNOLOGIES, INC.
                             (formerly Mann Enterprise, Inc.)
                               (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE C - CORRECTION OF AN ERROR - Continued

The effect of any and all changes are reflected in the accompanying financial statements as of the respective date of each transaction and the effect of the corrections are summarized below by fiscal period and cumulatively.


                                             December 31,   December 31,     Cumulative
                                                 1999           1998      effect of changes
Net Loss, as previously reported             $ (328,542)    $ (895,457)

Effect of revaluing "fair value" of common
  stock issued for technology and services
  charged to research and development expense        -      (3,011,900)      (3,011,900)
Effect of executive compensation recognition   (120,000)      (120,000)        (240,000)
Effect of interest accrual differences              880         (1,833)            (953)
Recognition and/or reclassification of items
  paid from sources other than Company accounts (19,124)            -           (19,124)
                                             -----------     -----------     ------------
   Total effect of changes on Loss from Operations
     and Net Loss                              (138,244)    (3,133,733)      (3,271,977)
                                             -----------     -----------     ------------
Net Loss, as restated                        $ (466,786)   $(4,029,190)
                                             ===========     ===========     ============
Earnings per share, as previously reported   $    (0.03)   $     (0.11)
Total effect of changes                              -           (0.27)      $    (0.27)
                                             -----------     -----------     ------------
Earnings per share, as restated              $    (0.03)   $     (0.38)
                                             ===========     ===========     ============



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


NOTE F - PROPERTY AND EQUIPMENT

Property and equipment consist of the following components at December 31, 2000, 1999 and 1998, respectively:

                            December 31,  December 31,  December 31,  Estimated
                                2000          1999          1998     useful life

  Molds, tools and dies      $ 589,289     $ 588,189     $  72,000    10 years
  Computer equipment            11,640        11,640            -      3 years
                               600,929       599,829        72,000
  Accumulated depreciation     (75,343)      (11,748)           -

  Net property and equipment $ 527,946     $ 590,441     $  72,000

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

                                  RPM TECHNOLOGIES, INC.
                             (formerly Mann Enterprise, Inc.)
                               (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE H - INCOME TAXES

The components of income tax (benefit) expense for the years ended December 31, 2000, 1999 and 1998, respectively, are as follows:
                                      December 31,  December 31,  December 31,
                                          2000          1999          1998
     Federal:
      Current                          $      -      $     -       $      -
      Deferred                                -            -              -
                                       ----------    ----------    ----------
                                              -            -              -
                                       ----------    ----------    ----------
     State:
      Current                                 -            -              -
      Deferred                                -            -              -
                                       ----------    ----------    ----------
                                              -            -              -
                                       ----------    ----------    ----------

      Total                            $      -      $     -        $     -
                                       ==========    ==========    ==========

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

The Company's income tax expense for the years ended December 31, 2000, 1999 and 1998, respectively, differed from the statutory federal rate of 34 percent as follows:


                                                                December 31,  December 31,  December 31,
                                                                    2000          1999          1998
Statutory rate applied to loss before income taxes               $ (108,300)   $(117,900)
$(313,700) Increase (decrease) in income taxes resulting from:
   State income taxes                                                    -            -            -
   Deferral of organizational expenses
     for tax reporting purposes                                        (440)       (440)        2,200
   Deferral of start-up costs
     for tax reporting purposes                                      (9,220)     42,000         4,100
   Deferral of research and development
     costs for tax reporting purposes                                (1,800)     30,000       303,300
   Deferral of interest expense for tax reporting purposes           (3,000)     13,000         2,000
   Other, including reserve for deferred tax asset                  122,760      32,900         2,100

     Income tax expense                                           $      -     $     -        $    -


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

                                        December 31,  December 31,  December 31,
                                            2000          1999          1998
     Deferred tax assets
      Net operating loss carryforwards   $ 465,370     $ 417,037     $ 304,456
      Less valuation allowance            (465,370)     (417,037)     (304,456)

     Net Deferred Tax Asset              $      -      $      -      $      -

As of December 31, 2000, 1999 and 1998, respectively, the valuation allowance increased by the approximate following amounts over the previously reported balance - December 31, 2000 - $48,000; December 31, 1999 - $113,000; December
31, 1998 - $304,000.


NOTE I - COMMON STOCK TRANSACTIONS

On August 20, 1998, the Company issued 4,086,956 shares of unregistered, restricted common stock to an entity with common controlling ownership and management to acquire 100.0% of the rights to plastic pallet technology in process for completion and further development to achieve the Company's initial business plans and goals. These shares were valued at approximately $0.50 per share, or $2,043,478, which equaled the cash value of sales of equivalent shares sold during 1999 and 2000. As the acquired products had no readily determinable market, no sales and no organized marketing effort at the time of acquisition, these costs were charged to operations as a component of research and development costs.

On August 20, 1998, the Company issued 3,670,344 shares of unregistered, restricted common stock to various individuals, officers and directors for various engineering, marketing strategy, financial and organizational consulting and management services provided to the Company or for the plastic pallet technology development through the transaction date. These issuances were valued at $0.50 per share, or $1,835,172, which equaled the cash value of sales of equivalent shares sold during 1999 and 2000. These costs have been charged to operations as a component of research and development costs.

On January 26, 1999, the Company issued an aggregate 700,000 shares of restricted, unregistered common stock to two (2) individuals for cash proceeds of $350,000, or $0.50 per share. The valuation of these shares was set to be equivalent to the stated conversion price in the Company's outstanding 10.0% convertible notes payable.

On August 31, 1999, the Company issued an aggregate 1,947,000 shares of unregistered, restricted common stock in conversion of 100.0% of the outstanding principal on the Company's 10.0% convertible notes payable with an outstanding face value of approximately $973,500. The corresponding accrued, but unpaid, interest of approximately $32,215 was forgiven by the written option of the various noteholders. This amount was charged to additional paid-in capital as a result of the noteholder's actions.

                                  RPM TECHNOLOGIES, INC.
                             (formerly Mann Enterprise, Inc.)
                               (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE I - COMMON STOCK TRANSACTIONS - Continued

During the period from January 1, 2000 through April 28, 2000, the Company sold an aggregate 719,000 shares of unregistered, restricted common stock to existing shareholders and other individuals related to the existing shareholders pursuant to a Private Stock Subscription Agreement at a price of $0.50 per share for aggregate cash proceeds of approximately $359,500.


NOTE J - CONTRIBUTED CAPITAL

Executive management and oversight services are provided to the Company by two controlling shareholders/officers. These two individuals have an informal, unwritten agreement with the Company whereby they will provide their services to the Company at an annual salary of $60,000 each, with 1/2, or $30,000, to be contributed to the Company as "additional paid-in capital" and 1/2, or $30,000, to be accrued and paid at a future date when the Company's cash flows will support the repayment. The respective $30,000 which is being contributed as additional capital to the Company will also be accrued as currently payable commencing on the first day of the calendar quarter following the calendar quarter in which the Company recognizes $250,000 in sales.


NOTE K - COMMITMENTS

In January 2000, the Company purchased the rights to a pallet related product for $1,100 cash and 25,000 shares of unregistered, restricted common stock to be issued at an unspecified future date. As of May 4, 2001, the Company has not yet issued the 25,000 shares of stock in final settlement of this transaction.

The value of the 25,000 shares to be issued will be recorded at the discounted (approximately 50.0%) of the "fair value" of the Company's common stock at the date of the issuance of the shares, if the Company's stock is trading in a public market, or the equivalent cash value of equivalent shares which have been sold by the Company in prior periods.

The total price paid for these rights will be capitalized on the Company's balance sheet and evaluated quarterly for impairment in accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of".

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

Mr. Randy Zych, 54, has been Chairman of the Board of Directors and CEO of the Company since its inception in 1997. Mr. Zych has spent most of the past twenty-five years working as an entrepreneur, developing and promoting various new businesses, including several manufacturing companies. For example, Mr. Zych developed and promoted an organic fertilizer for Earthlife Products, Inc. He also developed and promoted financial services for Cambridge Capital Group, Ltd. Between 1990 and the Company's inception in 1997, Mr. Zych worked as an independent consultant in the areas of marketing and distribution strategies for the two preceding companies but no longer has any duties outside of his position as Chairman for RPM Technologies, Inc. Mr. Zych attended the University of Illinois, Chicago, concentrating his studies in finance and business management.

Mr. Charles W. Foerg, 66, Secretary/Treasurer and a Director, has been employed by the Company since 1997. Immediately prior to his association with the Company, he was self- employed as a management consultant from 1991 to 1996. He has accumulated more than 25 years of experience in financing, building and managing several companies across many industries, with jobs and duties covering executive management, marketing, technology acquisition, quality control and manufacturing operations. Mr. Foerg's experience in advertising includes working as Account Supervisor and Vice President for Young & Rubicam Advertising and BBD&O Advertising. Mr. Foerg received a BS degree in Economics from Shurtleff College, Alton, Illinois and completed graduate studies in Business Administration at the University of Detroit. Mr. Foerg served in the U.S. Army in Europe and in Korea as a SFC, Artillery.

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

Mr. Charles E. Fritsch, 62, currently serves as Vice President of the Company on a part-time basis and has been a Director since 1999. Mr. Fritsch is responsible for acquisitions of new material handling products and companies. From 1983 until 1999, Mr. Fritsch served in many positions for Waffer International, Inc., the largest manufacturer of plastic products in Taiwan, ultimately serving as its President and COO. Previously, Mr. Fritsch was CEO and President of ARC United Group of Companies, an import/export business, and in 1969 he founded International Marketing Service, Inc. which provided consulting services to foreign and domestic companies. Mr. Fritsch received his BS from the University of Wisconsin in 1963 and an MA from DePaul University in Chicago.

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


Title of Class   Name and Address of       Amount and Nature of      Percent
                   Beneficial Owner          Beneficial Owner       of Class

    Common           Charles Foerg               2,550,550            15.7%
                17W704 Butterfield Rd.
               Oakbrook Terrace, IL 60181

    Common            Randy Zych                 2,750,000            16.9%
                  4918 Imperial Drive
                   Richton Park, IL

    Common             James Tokoly               905,000              5.6%
                      P.O. Box 1001
                  Orland Park, IL 60462

    Common        Charles E. Fritsch              244,150             1.50%
                 Two Mid America #800
               Oakbrook Terrace, IL 60181

    Common           Kevin Cronin                 60,000              0.37%
                 Two Mid America #800
               Oakbrook Terrace, IL 60181

    Common            David Lade                  50,000              0.31%
                 Two Mid America #800
               Oakbrook Terrace, IL 60181

    Common      Executive Officers and          6,559,700            40.38%
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

Savoia Corporation

On January 4, 1999, the Company executed an Asset Purchase Agreement by which it formalized the acquisition of rights to the designs, engineering, production and sales of the plastic pallets of Savoia Corporation, a Delaware corporation. However, the transaction was consummated on August 20, 1998 when the Company issued 4,086,956 shares of the Company's Common Stock in consideration for Savoia's assets. These shares were valued at $470,000, or $0.115 per share, which represented the actual research and development expenses incurred by Savoia in the development of the plastic pallet design. This value is believed to be market value for such assets. The agreement did not contain any covenants not to compete or disclose terms because the owners of Savoia, Randy Zych, Charles Foerg, Joseph Pigato and James Tokoly, are now intimately involved with the Company's affairs, and have no involvement whatsoever with the dormant operations of Savoia.

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

(b)   Reports on Form 8-K.  The Company has not filed any Reports on Form 8-K.

                                  SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 2nd day of July 2001.


RPM Technologies, Inc.

/s/ Randy Zych
-----------------------------
Randy Zych
Chairman of Board of Directors/CEO


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                              Date

/s/ Randy Zych                Chairman of Board of Directors     July 2, 2001
--------------------------
Randy Zych                    CEO

/s/ Charles Foerg             Secretary/Treasurer, Director      July 2, 2001
--------------------------
Charles Foerg

/s/ David Lade                CFO, Director                       July 2, 2001
--------------------------
David Lade

/s/ James Tokoly              VP, Director                        July 2, 2001
--------------------------
James Tokoly

/s/ Charles E. Fritsch        VP,  Director                       July 2, 2001
--------------------------
Charles E. Fritsch

/s/ Charles Krupka            Director                            July 2, 2001
--------------------------
Charles Krupka

/s/ Kevin Cronin              Director                            July 2, 2001
--------------------------
Kevin Cronin

                              INDEX TO EXHIBITS


Exhibit No.      Description of Document
---------------- ---------------------------------------------------------

3.0              Articles of Incorporation*
4.0              Bylaws*
27.0             List of Subsidiaries*

---------------- ---------------------------------------------------------


*Exhibits have been previously reported on Form 10-SB.