Form 10QSB/A
period 2001-03-31
RPM TECHNOLOGIES INC
filed 2001-07-03
CIK 1099150

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                 Form 10-QSB/A

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

--------------------------------------------------------------------------------

                        Commission File Number: 0-31291
                                                -------

                            RPM Technologies, Inc.
       (Exact name of small business issuer as specified in its charter)

         Colorado                                           36-4391958
----------------------------                       ----------------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: June 11, 2001: 16,256,761
                                          -------------------------

Transitional Small Business Disclosure Format (check one):     YES       NO X
                                                                   ----    ---

                            RPM Technologies, Inc.

              Form 10-QSB/A for the Quarter ended March 31, 2001

                               Table of Contents


                                                                    Page
Part I - Financial Information

  Item 1  Financial Statements                                          3

  Item 2  Management's Discussion and Analysis or Plan of Operation    11


Part II - Other Information

  Item 1  Legal Proceedings                                            12

  Item 2  Changes in Securities                                        12

  Item 3  Defaults Upon Senior Securities                              13

  Item 4  Submission of Matters to a Vote of Security Holders          13

  Item 5  Other Information                                            13

  Item 6  Exhibits and Reports on Form 8-K                             13


Signatures                                                             13

Item 1 - Part 1 - Financial Statements

                            RPM Technologies, Inc.
                                Balance Sheets
                            March 31, 2001 and 2000

                                  (Unaudited)

                                                     March 31,       March 31,
                                                       2001            2000
                                                   -----------------------------
                                    ASSETS
Current Assets
  Cash and cash equivalents                         $  146,482      $  281,544
  Interest receivable                                      531              -
  Inventory                                              7,464              -
  Prepaid expenses                                       1,707          13,775
                                                   ------------    ------------
   Total current assets                                156,184         295,319
                                                   ------------    ------------

Property and equipment - at cost
  Molds, tools and dies                                589,289         589,289
  Computer equipment                                    14,000          14,000
                                                   ------------    ------------
                                                       603,289         603,289
  Accumulated depreciation                             (91,242)        (27,467)
                                                   ------------    ------------
   Net property and equipment                          512,047         575,822
                                                   ------------    ------------

TOTAL ASSETS                                        $  668,231      $  871,141
                                                   ============    ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable - trade                          $   33,000      $   33,000
  Accrued officer compensation                         195,000         135,000
  Due to affiliate                                       4,921           4,921
                                                   ------------    ------------
   Total current liabilities                           232,921         172,921
                                                   ------------    ------------

Commitments and contingencies

Stockholders' Equity Common stock - $0.001 par value.
   20,000,000 shares authorized.
   16,256,761 and 16,223,761 shares
   issued and outstanding, respectively.                16,256          16,223
  Additional paid-in capital                         5,474,651       5,398,184
  Accumulated deficit                               (5,055,597)     (4,716,187)
                                                   ------------    ------------
   Total stockholders' equity                          435,310         698,220
                                                   ------------    ------------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                              $  668,231      $  871,141
                                                   ============    ============


The financial information presented herein has been prepared by management without audit by independent certified public accountants. The accompanying notes are an integral part of these financial statements.
                                                                             3

                            RPM Technologies, Inc.
               Statements of Operations and Comprehensive Income
                  Three months ended March 31, 2001 and 2000

                                  (Unaudited)

                                                   Three months   Three months
                                                       ended         ended
                                                    March 31,      March 31,
                                                       2001          2000
                                                  ----------------------------

Revenues                                           $   14,555      $       -

Cost of Sales                                          11,432              -
                                                   ------------    ------------

Gross Profit                                            3,123              -
                                                   ------------    ------------

Operating Expenses
  Research and development costs                       15,000         100,924
  Sales and marketing expenses                          2,393              -
  Payroll and related expenses                         40,181          39,697
  General and administrative expenses                  47,267          60,211
  Depreciation                                         15,899          15,702
                                                   ------------    ------------
   Total operating expenses                           120,740         216,534
                                                   ------------    ------------

Loss from operations                                 (117,617)       (216,534)

Other income
  Interest income                                         439             356
                                                   ------------    ------------

Loss before provision for income taxes               (117,178)       (216,178)

Provision for income taxes                                 -               -
                                                   ------------    ------------

Net Loss                                             (117,178)       (216,178)

Other comprehensive income                                 -               -
                                                   ------------    ------------

Comprehensive Loss                                  $(117,178)      $(216,178)
                                                   ============    ============

Net loss per weighted-average share
  of common stock outstanding,
  calculated on Net Loss - basic and fully diluted  $   (0.01)      $   (0.01)
                                                   ============    ============

Weighted-average number of shares
  of common stock outstanding                      16,242,761       16,087,805
                                                   ============    ============


The financial information presented herein has been prepared by management without audit by independent certified public accountants. The accompanying notes are an integral part of these financial statements.
                                                                             4

                            RPM Technologies, Inc.
                           Statements of Cash Flows
                  Three months ended March 31, 2001 and 2000

                                  (Unaudited)

                                                   Three months   Three months
                                                       ended          ended
                                                     March 31,      March 31,
                                                       2001           2000
                                                  ------------------------------
Cash Flows from Operating Activities
  Net loss for the period                          $ (117,178)     $ (216,178)
  Adjustments to reconcile net loss to
   net cash provided by operating activities
     Depreciation                                      15,899          15,719
     Executive compensation contributed
      by shareholder/officers                          15,000          15,000
     (Increase) Decrease in
      Prepaid expenses and other                        1,975          (4,513)
     Increase (Decrease) in
      Accounts payable and other                           -           33,000
      Accrued officers compensation                    15,000          15,000
                                                  -------------    ------------

Net cash used in operating activities                 (69,304)       (141,972)
                                                  -------------    ------------

Cash Flows from Investing Activities
  Purchase of property and equipment                       -           (1,100)
                                                  -------------    ------------
Net cash used in investing activities                      -           (1,100)
                                                  -------------    ------------

Cash Flows from Financing Activities
  Funds advanced by (paid to) affiliate -net               -          (20,000)
  Proceeds from sales of common stock                      -          343,000
                                                  -------------    ------------

Net cash provided by financing activities                  -          323,000
                                                  -------------    ------------
Increase (Decrease) in Cash and Cash Equivalents      (69,304)        179,928

Cash and Cash Equivalents at beginning of period      215,786         101,616
                                                  -------------    ------------

Cash and Cash Equivalents at end of period         $  146,482      $  281,544
                                                  =============    ============

Supplemental Disclosure of Interest and Income Taxes Paid
   Interest paid for the period                    $       -       $       -
                                                  =============    ============
   Income taxes paid for the period                $       -       $       -
                                                  =============    ============



The financial information presented herein has been prepared by management without audit by independent certified public accountants. The accompanying notes are an integral part of these financial statements.
                                                                             5

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

The Company, in April 1996, filed a Form D, using an exemption from registration under Regulation 504, with the U. S. Securities and Exchange Commission to distribute approximately 3,683,461 shares of common stock as a dividend distribution to the stockholders of Peark Corp.

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

                            RPM Technologies, Inc.

Note A - Organization and Description of Business - Continued

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results, which ultimately will be reported for the full fiscal year ending December 31, 2001.

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

Note E - Property and Equipment

Property and equipment consist of the following components at March 31, 2001 and 2000, respectively:

                                           March 31,   March 31,    Estimated
                                             2001        2000      useful life
                                        ---------------------------------------

  Molds, tools and dies                   $589,289     $589,189      10 years
  Computer equipment                        14,000       14,000       3 years
                                         ----------   ----------
                                           603,289      603,289
  Accumulated depreciation                 (91,242)     (27,467)
                                         ----------   ----------
  Net property and equipment              $512,047     $575,822
                                         ==========   ==========

                            RPM Technologies, Inc.

Note E - Property and Equipment - continued

Depreciation expense for the three months ended March 31, 2001 and 2000, respectively, was approximately $15,899 and $15,719.

Note F - Income Taxes

The components of income tax (benefit) expense for the three months ended March 31, 2001 and 2000, respectively, are as follows:
                                                  March 31,   March 31,
                                                    2001        2000
                                                -------------------------
     Federal:
      Current                                    $       -     $       -
      Deferred                                           -             -
                                                ------------  ------------
                                                         -             -
                                                ------------  ------------
     State:
      Current                                            -             -
      Deferred                                           -             -
                                                ------------  ------------
                                                         -             -
                                                ------------  ------------
      Total                                      $       -     $       -
                                                ============  ============

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

The Company's income tax expense for the three months ended March 31, 2001 and 2000, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                       March 31,   March 31,
                                                         2001        2000
                                                    ----------------------------

Statutory rate applied to loss before income taxes    $ (29,640)  $  (63,300)
Increase (decrease) in income taxes resulting from:
   State income taxes                                        -            -
   Other, including reserve for deferred tax asset       29,640       63,300
                                                     -----------  -----------

     Income tax expense                               $      -    $       -
                                                     ===========  ===========

                            RPM Technologies, Inc.

Note F - Income Taxes - continued

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

                                                       March 31,   March 31,
                                                         2001        2000
                                                    ---------------------------
     Deferred tax assets
      Net operating loss carryforwards                $ 465,370    $ 417,037
      Less valuation allowance                         (465,370)    (417,037)
                                                     -----------  -----------

     Net Deferred Tax Asset                           $      -     $     -
                                                     ===========  ===========

Note G - Common Stock Transactions

During the period from January 1, 2000 through April 28, 2000, the Company sold an aggregate 719,000 shares of unregistered, restricted common stock to existing shareholders and other individuals related to the existing shareholders pursuant to a Private Stock Subscription Agreement at a price of $0.50 per share for aggregate cash proceeds of approximately $359,500.

Note H - Contributed Capital

Executive management and oversight services are provided to the Company by two controlling shareholders/officers. These two individuals have an informal, unwritten agreement with the Company whereby they will provide their services to the Company at an annual salary of $60,000 each, with 1/2, or $30,000, to be contributed to the Company as "additional paid-in capital" and 1/2, or $30,000, to be accrued and paid at a future date when the Company's cash flows will support the repayment. The respective $30,000, which is being contributed as additional capital to the Company will also be accrued as currently payable commencing on the first day of the calendar quarter following the calendar quarter in which the Company recognizes $250,000 in sales.

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

As of March 31, 2001, the Company has not begun it's marketing of this product and no sales have been made. Further, the transaction document establishes a royalty payment of approximately $7.50 per unit sold.

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

(2)  General comments

RPM Technologies, Inc. was incorporated on April 10, 1996 as Mann Enterprise, Inc. in accordance with the laws of the State of Delaware. The Company was formed to seek a merger with, acquisition of or affiliation with a privately-owned entity wishing to become publicly-owned.

The Company, in April 1996, filed a Form D, using an exemption from registration under Regulation 504, with the U. S. Securities and Exchange Commission to distribute approximately 3,683,461 shares of common stock as a dividend distribution to the stockholders of Peark Corp.

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

(3)  Results of Operations

The Company exited the development stage during the first quarter of 2001. During the last three (3) quarters of Calendar 2000, the Company realized nominal revenues related to the sales of prototype plastic pallets acquired during various research and development efforts and production plastic pallets.

During the first quarter of 2001, the Company realized revenues of approximately $14,555 and had related costs of sales of approximately $11,432.

For the three months ended March 31, 2001 and 2000, respectively, the Company had total expenses of approximately $120,740 and $216,534. The decline is directly attributable to a decrease of approximately $85,924 in research and development expenses between the first quarter of Calendar 2000 and the corresponding period of Calendar 2001.

All other operating expenses related to various normal general and administrative expenses of the Company. The Company anticipates experiencing relatively constant expenditure levels in future periods for other general operating expenses. Management continues to monitor its expenditure levels to achieve optimum financial results.

The Company experienced a net loss of $(117,178) and $(216,178) for the three months ended March 31, 2001 and 2000, respectively, and a net loss per weighted-average share of common stock outstanding of approximately $(0.01) and $(0.01) per share.

(4)  Liquidity and Capital Resources

For all periods through March 31, 2001, the Company has maintained liquidity through the issuance and sale of various securities, including convertible notes and common stock. At March 31, 2001 and 2000, the Company has working capital of approximately $(76,737) and $122,398, respectively. Included in the working capital is available cash on hand of approximately $146,482 and $281,544, respectively as compared to cash balances of approximately $215,786 and $101,616 at December 31, 2000 and 1999, respectively.

Management anticipates that the available cash will be sufficient to support the liquidity needs of the Company in the near term.

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

Item 5 - Other Information

     None

Item 6 - Exhibits and Reports on Form 8-K

     Exhibits - None
     Reports on Form 8-K - None

------------------------------------------------------------------------------

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                        RPM Technologies, Inc.


July 3, 2001                                            /s/ Randy Zych
                                                      -------------------------
                                                                    Randy Zych
                                                        Chairman, Director and
                                                       Chief Executive Officer