Form 10KSB/A
period 2000-12-31
RPM TECHNOLOGIES INC
filed 2001-07-24
CIK 1099150

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-KSB
                               Amendment No. 2
(Mark One)

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

                              TABLE OF CONTENTS

Item 1. Description of Business...............................................2
        A. Business Development and Summary ..................................2
        B. Business of Issuer ................................................3
            (1)  Overview ....................................................3
            (2)  The Pallet Industry..........................................3
            (3)  Pallet Users ................................................4
            (4)  Types of Pallets and Related Services .......................4
            (5)  Outsourced Manufacturing.....................................5
            (6)  Raw Materials; Recycling.....................................6
            (7)  Unique Competitive Advantages................................6
            (7a) Processing and Manufacturing Advantages......................7
            (7b) Product Advantages...........................................8
            (7c) Cost - Benefit Analysis......................................8
            (8)  Sales and Marketing..........................................9
            (8a) Sales Agents & Distributors..................................9
            (8b) Leasing Option..............................................10
            (8c) Recycle Program.............................................10
            (8d) Trial Order Program.........................................11
            (8e) Directed Marketing Plans....................................11
            (9)  Operations and Employees....................................12
            (10) Proprietary Technology......................................12
            (11) Competition.................................................13
Item 2. Description of Property..............................................14
Item 3. Legal Proceedings ...................................................14
Item 4. Submission of Matters to a Vote of Security Holders..................14
Item 5. Market for Common Equity and Related Stockholder Matters.............14
        Dividend Policy......................................................15
        Transfer Agent.......................................................15
Item 6. Management's Discussion and Analysis or Plan of Operation............15
        Special Note on Forward-Looking Statements...........................15
        Plan of Operation....................................................15
        Research and Development.............................................16
        Results of Operations................................................17
        Liquidity and Capital Resources......................................17
        Need for Future Financing............................................19
Item 7. Financial Statements.................................................20
Item 8. Changes in and Disagreements with Accountants........................20
Item 9. Directors and Executive Officers.....................................20
Item 10.Executive Compensation...............................................22
        Board Compensation...................................................22
        Options/SAR Grants in Last Fiscal Year...............................23
        Bonuses and Deferred Compensation....................................23
Item 11.Security Ownership of Certain Beneficial Owners and Management.......23
Item 12.Certain Relationships and Related Transactions.......................24
        Savoia Corporation...................................................24
Item 13.Exhibits and Reports on Form 8-K.....................................24

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

(8b) Leasing Option

The Company has also formed a relationship with a leasing company to provide pallet leasing. Some large shippers prefer leasing pallets as opposed to buying them, and by offering the lease option, the Company believes it can increase pallet orders. We have made informal arrangements to offer leasing terms to shippers through this leasing company. Pursuant to the terms of this arrangement, we would receive the full purchase price for the pallets, less a minor discount, at the time they are delivered. There are no discounts from the purchase price paid by the leasing company to the Company. Lessee pays all costs and interest as included in their monthly lease payments. The lessee will make monthly payments to the leasing company, which would include interest for the lessor's efforts, for the term of the lease. In the event the lessee breaches the terms of the lease, only the leasing company will seek recourse as we have no interest whatsoever in such lease.

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

The Company's agreement to recycle its customers' used pallets is not part of a specific contract. However, the Company views this agreement as non-negotiable and as if such agreement does not provide the Company with the right to reject these returns. The policy is followed because the resin contained in all pallets, including unusable, returned plastic pallets, is a required element of the Company's plastic pallets. Accordingly, the Company obtains a required raw material and provides a disposal service to its clients, at inherently financially attractive terms. Only in the extremely unlikely event that the market for recyclable plastic completely collapsed, would the Company consider revising its policy to grant credit for returned pallets.

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

Item 2. Description of Property

The Company has no corporate office space under lease at this time. The Company's principal executive office address is 21061 West Braxton, Plainfield, Illinois. This address and telephone number is provided by Charles Foerg, an officer and director of the corporation. The costs associated with the use of the telephone and mailing address were deemed by management to be immaterial as the telephone and mailing address were almost exclusively used by the officer for other business purposes. Management considers the Company's current principal office space arrangement adequate until such time as the Company consolidates its office and warehouse space as it achieves its business plan goals.

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

The following discussion of the results of operations and financial condition should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form10-KSB reflecting operations and financial condition both before and after the Company's acquisition of RPM Technologies, Inc.

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

Item 11.    Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of June 30, 2001, the name, address, and the number of shares of the Company's common stock, no par value, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 16,246,761 shares of Common Stock issued and outstanding, and the name and shareholdings of each director and of all officers and directors as a group. As of June 30, 2001, each owner of 5% or more of the Company's common stock also serves as a director, and in some cases, also as an officer.


Title of Class   Name and Address of       Amount and Nature of      Percent
                   Beneficial Owner          Beneficial Owner       of Class

    Common           Charles Foerg               2,550,550            15.7%
                  21061 West Braxton
                 Plainfield, IL 60544

    Common            Randy Zych                 2,750,000            16.9%
                  4918 Imperial Drive
                Richton Park, IL 60544

    Common          James Tokoly                  905,000              5.6%
                    PO Box 1001
                Orland Park, IL 60462

    Common        Charles E. Fritsch              244,150             1.50%
                 Two Mid America #800
               Oakbrook Terrace, IL 60181

    Common           Kevin Cronin                 60,000              0.37%
                 Two Mid America #800
               Oakbrook Terrace, IL 60181

    Common            David Lade                  50,000              0.31%
                 Two Mid America #800
               Oakbrook Terrace, IL 60181

    Common      Executive Officers and          6,559,700            40.38%
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

(b)   Reports on Form 8-K.  The Company has not filed any Reports on Form 8-K.

                                  SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 24th day of July 2001.


RPM Technologies, Inc.

/s/ Randy Zych
-----------------------------
Randy Zych
Chairman of Board of Directors/CEO


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                             Date

/s/ Randy Zych                Chairman of Board of Directors    July 24, 2001
------------------------------
Randy Zych                    CEO

/s/ Charles Foerg             Secretary/Treasurer, Director     July 24, 2001
------------------------------
Charles Foerg

/s/ David Lade                CFO, Director                     July 24, 2001
------------------------------
David Lade

/s/ James Tokoly              VP, Director                      July 24, 2001
------------------------------
James Tokoly

/s/ Charles E. Fritsch        VP,  Director                     July 24, 2001
------------------------------
Charles E. Fritsch

/s/ Charles Krupka            Director                          July 24, 2001
------------------------------
Charles Krupka

/s/ Kevin Cronin              Director                          July 24, 2001
------------------------------
Kevin Cronin

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