Form 10QSB
period 2001-06-30
RPM TECHNOLOGIES INC
filed 2001-08-21
CIK 1099150

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  Form 10-QSB

------------------------------------------------------------------------------

  (Mark one)
  X      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
-------- EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
--------

                  For the transition period from ______________ to _____________

------------------------------------------------------------------------------

                        Commission File Number: 0-31291
                                                -------

                            RPM Technologies, Inc.
       (Exact name of small business issuer as specified in its charter)

      Colorado                                              36-4391958
      --------                                              -----------
      (State of incorporation)                          (IRS Employer ID Number)

                   21061 West Braxton, Plainfield, IL 60544
                   ----------------------------------------
                   (Address of principal executive offices)

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

                              YES  X    NO
                                 -----    ------

      State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: August 20, 2001: 16,256,761
                                                 ---------------------------

Transitional Small Business Disclosure Format (check one):      YES      NO X
                                                                   ----    ---

                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION...............................................1

      ITEM 1.  Financial Statements..........................................2

      ITEM 2.  Management's Discussion and Analysis or Plan of Operation.....3


PART II - OTHER INFORMATION..................................................5

      ITEM 6. Exhibits and Reports on Form 8-K...............................5


INDEX TO EXHIBITS............................................................7

                        PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

      As used herein, the term "Company" refers to RPM Technologies, Inc., a Colorado corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the three (3) and six (6) months ended June 30, 2001, statement of operations, statement of shareholders equity and statement of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto beginning on Page F-1 and are incorporated herein by this reference.

                            RPM Technologies, Inc.
                                Balance Sheets
                            June 30, 2001 and 2000

                                  (Unaudited)

                                                       June 30,       June 30,
                                                         2001           2000
                                                   -----------------------------
                                    ASSETS
Current Assets
  Cash on hand and in bank                           $  100,575      $  300,192
  Accounts receivable - Trade and Other                  19,584              -
  Inventory - at lower of cost or market                  7,464          11,110
  Prepaid expenses                                          427          10,410
                                                   -------------   -------------
   Total current assets                                 128,050         321,712
                                                   -------------   -------------
Property and Equipment - at cost
  Molds, tools and dies                                 597,479         589,289
  Computer equipment                                     14,000          14,000
                                                   -------------   -------------
                                                        611,479         603,289
  Accumulated depreciation                             (107,141)        (43,185)
                                                   -------------   -------------
   Net Property and Equipment                           504,338         560,104
                                                   -------------   -------------
Total Assets                                         $  632,388      $  881,816
                                                   =============   =============


                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable - trade                           $   33,000      $   33,000
  Accrued officer compensation                          210,000         150,000
  Due to affiliates                                          -            4,921
                                                   -------------   -------------
   Total Current Liabilities                            243,000         187,921
                                                   -------------   -------------
Commitments and Contingencies

Shareholders' Equity
  Common stock - $0.001 par value.
   20,000,000 shares authorized.
   16,256,761 shares issued and outstanding,
   respectively                                          16,256          16,256
  Additional paid-in capital                          5,489,651       5,429,651
  Deficit accumulated during the development stage   (5,116,519)     (4,752,012)
                                                   -------------   -------------
   Total shareholders' equity                           389,388         693,895
                                                   -------------   -------------
Total Liabilities and Shareholders' Equity           $  632,388      $  881,816
                                                   =============   =============



The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.
                                                                             F-1

                            RPM Technologies, Inc.
               Statements of Operations and Comprehensive Income
               Six and Three months ended June 30, 2001 and 2000

                                  (Unaudited)

                                        Six months      Six months      Three months    Three months
                                           ended           ended            ended           ended
                                        June 30, 2001   June 30, 2000   June 30, 2001   June 30, 2000
Revenues                                $   37,888      $   85,200      $   23,333      $   85,200

Cost of Sales                               16,051              -            4,619              -
                                        -----------     -----------     -----------     -----------
Gross Profit                                21,837          85,200          18,714          85,200
                                        -----------     -----------     -----------     -----------
Expenses
  Research and development costs            15,000         100,924              -           -
  Sales and marketing expenses               7,240           3,189           4,847           3,189
  Payroll and related expenses              76,913          78,807          36,732          39,110
  General and administrative expenses       70,135         123,558          22,868          63,347
  Depreciation                              31,798          31,438          15,899          15,736
                                        -----------     -----------     -----------     -----------
   Total operating expenses                201,086         337,916          80,346         121,382
                                        -----------     -----------     -----------     -----------
Loss from operations                      (179,249)       (252,716)        (61,632)        (36,182)

Other Income
  Interest income                            1,149             713             710             274
                                        -----------     -----------     -----------     -----------
Loss before Income Taxes                  (178,100)       (252,003)        (60,922)        (35,908)

Provision for Income Taxes                      -               -               -               -
                                        -----------     -----------     -----------     -----------
Net Loss                                  (178,100)       (252,003)        (60,922)        (35,908)

Other comprehensive income                     -             -           -             -
                                        -----------     -----------     -----------     -----------
Comprehensive Income                    $ (178,100)     $ (252,003)     $  (60,922)     $  (35,908)
                                        ===========     ===========     ===========     ===========

Loss per weighted-average share of
  common stock outstanding,
  computed on Net Loss - basic
  and fully diluted                     $    (0.01)     $    (0.02)            nil             nil
                                        ===========     ===========     ===========     ===========

Weighted-average number of shares
  of common stock outstanding           16,256,761      15,631,570      16,256,761      15,723,461
                                        ===========     ===========     ===========     ===========

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.
                                                                             F-2

                            RPM Technologies, Inc.
                           Statements of Cash Flows
                   Six months ended June 30, 2001 and 2000

                                  (Unaudited)

                                                     Six months      Six months
                                                        ended          ended
                                                    June 30, 2001  June 30, 2000

Cash Flows from Operating Activities
  Net Loss                                          $ (178,100)      $ (252,003)
  Adjustments to reconcile net income to net cash
   provided by operating activities
     Depreciation                                       31,798           31,437
     Executive compensation contributed by
        shareholder/officers30,000  30,000
     (Increase) Decrease in
      Accounts receivable - trade and other            (19,053)              -
      Inventory                                             -           (11,110)
      Prepaid expenses and other                         3,255           (1,148)
     Increase (Decrease) in
      Accounts payable and other                            -            33,000
      Accrued officers compensation                     30,000           30,000
                                                    -----------      -----------
Net cash provided by (used in) operating activities   (102,100)        (139,824)
                                                    -----------      -----------
Cash Flows from Investing Activities
  Purchase of property and equipment                    (8,190)          (1,100)
                                                    -----------      -----------
Net cash used in investing activities                   (8,190)          (1,100)
                                                    -----------      -----------
Cash Flows from Financing Activities
  Funds advanced by (paid to) affiliate - net           (4,921)         (20,000)
  Proceeds from sales of common stock                       -           359,500
                                                    -----------      -----------
Net cash provided by (used in) financing activities     (4,921)         339,500
                                                    -----------      -----------
Increase (Decrease) in Cash and Cash Equivalents      (115,211)         198,576

Cash and cash equivalents at beginning of period       215,786          101,616
                                                    -----------      -----------
Cash and cash equivalents at end of period          $  100,575       $  300,192
                                                    ===========      ===========

Supplemental Disclosures of Interest and Income Taxes Paid
  Interest paid during the period                   $       -        $       -
                                                    ===========      ===========
  Income taxes paid (refunded)                      $       -        $       -
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

                            RPM Technologies, Inc.

Note B - Summary of Significant Accounting Policies - Continued

6. Income Taxes

   The Company utilizes the asset and liability method of accounting for income taxes. At June 30, 2001 and 2000, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization.

7. Earnings (loss) per share

   Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of June 30, 2001 and 2000, the Company had no warrants and/or options outstanding.


Note C - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

Note D - Concentrations of Credit Risk

The Company maintains its cash accounts in a financial institution subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company and its subsidiaries are entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During the six months ended June 30, 2001 and 2000, respectively, respectively, the various operating companies had deposits in a financial institution with credit risk exposures in excess of statutory FDIC coverage. The Company has incurred no losses during 2001 or 2000 as a result of any of these unsecured situations.

Note E - Property and Equipment

Property and equipment consist of the following components at June 30, 2001 and 2000, respectively:

                                           June 30,    June 30,     Estimated
                                             2001        2000      useful life
                                        ----------------------------------------

     Molds, tools and dies                 $ 597,479   $ 589,289    10 years
     Computer equipment                       14,000      14,000     3 years
                                           ----------  ----------
                                             611,479     603,289
     Accumulated depreciation               (107,141)    (43,185)
                                           ----------  ----------
     Net property and equipment            $ 504,338   $ 560,104
                                           ==========  ==========

                            RPM Technologies, Inc.

Note E - Property and Equipment - Continued

Depreciation expense for the six months ended June 30, 2001 and 2000, respectively, was approximately $31,798 and $31,438.


Note F - Income Taxes

The components of income tax (benefit) expense for the six months ended June 30, 2000 and 2000, respectively, are as follows:
                                                       June 30,    June 30,
                                                         2001        2000
                                                  ------------------------------
     Federal:
      Current                                          $     -     $      -
      Deferred                                               -            -
                                                       ---------   ---------
                                                             -            -
                                                       ---------   ---------
     State:
      Current                                                -            -
      Deferred                                               -            -
                                                       ---------   ---------
                                                             -            -
                                                       ---------   ---------
      Total                                            $     -     $      -
                                                       =========   =========

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

The Company's income tax expense for the three months ended June 30, 2001 and 2000, respectively, differed from the statutory federal rate of 34 percent as follows:
                                                           June 30,    June 30,
                                                             2001        2000
                                                         -----------------------
Statutory rate applied to income before income taxes      $  60,554   $  85,681
Increase (decrease) in income taxes resulting from:
   State income taxes                                            -           -
   Other, including reserve for deferred tax asset
     and application of net operating loss carryforward     (60,554)    (85,681)
                                                          ----------  ----------
     Income tax expense                                   $      -    $      -
                                                          ==========  ==========

                            RPM Technologies, Inc.

Note F - Income Taxes - Continued

Temporary differences, consisting primarily of statutory deferrals of expenses for pre-operations interest expense, research and development expenses and start-up costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of June 30, 2001 and 2000, respectively:
                                                       June 30,    June 30,
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


Note I - Commitments

In January 2000, the Company purchased the rights to a pallet related product for $1,100 cash and 25,000 shares of unregistered, restricted common stock to be issued at an unspecified future date. As of August 20, 2001, the Company has not yet issued the 25,000 shares of stock in final settlement of this transaction.

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

As of June 30, 2001, the Company has not begun it's marketing of this product and no sales have been made. Further, the transaction document establishes a royalty payment of approximately $7.50 per unit sold.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

Caution Regarding Forward-Looking Information

      This quarterly report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words "anticipate," "believe," "estimate," "expect" and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward- looking information should be considered in light of the accompanying meaningful cautionary statements herein.

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

      Since inception, the Company has been principally involved in research and development of its products and the development of a market for its products. Until the first quarter of 2001, the Company had no substantial operations or substantial assets and was considered to be in the development stage. During the second quarter of 2001, the Company began direct sales of its plastic pallet products.

      For segment reporting purposes, the Company operated in only one industry segment during the periods represented in the accompanying financial statements and makes all operating decisions and allocates resources based on the best benefit to the Company as a whole.

Results of Operations

      Between April and December 2000, the Company realized nominal revenues related to the sales of production plastic pallets and prototype plastic pallets acquired during various research and development efforts. During the quarter ended June 30, 2001, the Company realized revenues of $23,333, a decrease from the $85,200 in revenues realized during the same quarter of 2000. For the six months ended June 30, 2001, revenues were $37,888, versus $85,200 for the six months ended June 30, 2000. This decrease in revenues was due to decreased sales, which are related to the Company's inability to fill existing orders due to a lack of capital resources.

      Cost of sales increased to $4,619 during the June 30, 2001 quarter, from $0 in 2000, and to $16,051 for the six months ended June 30, 2001, from $0 during 2000. The Company did not incur any costs of sales in the first six months of 2000 because it sold previously manufactured products.

      For the six months ended June 30, 2001, the Company had total expenses of $201,086, as compared to total expenses of $337,916 for the same period of 2000. The decline is directly attributable to a decrease of $85,924 in research and development expenses for the six months ended June 30, 2001.

      All other operating expenses related to various normal general and administrative expenses of the Company. The Company anticipates experiencing relatively constant expenditure levels in future periods for other general operating expenses. Management continues to monitor its expenditure levels to achieve optimum financial results.

      The Company experienced a net loss of $(60,922) for the quarter ended June 30, 2001 versus a loss of $(35,908) during the same quarter of 2000. For the six months ended June 30, 2001, the net loss was $(178,100), as compared to $(252,003) during the same period in 2000.

Liquidity and Capital Resources

      For all periods through June 30, 2001, the Company has maintained liquidity through the issuance and sale of various securities, including convertible notes and common stock. At June 30, 2001, the Company had working capital of $(114,950), as compared to $133,791 as of June 30, 2000. Included in the working capital as of June 30, 2001, was available cash on hand of $100,575, as compared to $215,786 as of December 31, 2000, and $300,192 as of June 30, 2000.

      The Company seeks to expand sales of its products. Currently, the Company awaits adequate financing to allow it to fulfill existing contracts. The Company is currently seeking a minimum of $500,000 in debt or equity financing to buy raw materials, fill existing contracts, and improve its working capital. However, no assurances can be provided that the Company will be able to obtain additional funding or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

                          PART II - OTHER INFORMATION
ITEM 6.

No reports on Form 8-K were filed during the quarter ended June 30, 2001.

The following exhibits are attached hereto.

3.1   Articles  of  Incorporation
3.2   Bylaws


                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-QSB to be executed on its behalf by the undersigned, hereunto duly authorized.

RPM Technologies, Inc.


/s/ Randy Zych
Randy Zych, Chairman of the Board
of Directors and Chief Executive Officer

August 21, 2001

                               INDEX TO EXHIBITS
      Exhibits marked with an asterisk have been filed previously with the Commission and are incorporated herein by reference.


Exhibit         Page
No.             No.          Description

3.1             *            Articles  of  Incorporation

3.2             *            Bylaws