Form 10QSB
period 2001-09-30
RPM TECHNOLOGIES INC
filed 2001-11-14
CIK 1099150

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                  Form 10-QSB

------------------------------------------------------------------------------


(Mark one)
   XX QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

               For the transition period from ______________ to _____________

------------------------------------------------------------------------------

                        Commission File Number: 0-31291

                            RPM Technologies, Inc.
       (Exact name of small business issuer as specified in its charter)

           Delaware                                             36-4391958
  (State of incorporation)                              (IRS Employer ID Number)

                   21061 West Braxton, Plainfield, IL 60544
                   (Address of principal executive offices)

                                (815) 293-1190
                          (Issuer's telephone number)

------------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.        YES  X    NO

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: November 9, 2001: 16,256,761

Transitional Small Business Disclosure Format (check one):       YES       NO X

                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION...............................................1

      ITEM 1.     Financial Statements.......................................1

      ITEM 2.     Management's Discussion and Analysis or Plan of Operation..2

                  Forward-Looking Information................................2

                  General Comments...........................................2

                  Results of Operations......................................2

                  Liquidity and Capital Resources............................3

PART II - OTHER INFORMATION..................................................3

      ITEM 6.     Exhibits and Reports on Form 8-K...........................3

INDEX TO EXHIBITS............................................................5

                        PART I - FINANCIAL INFORMATION

ITEM 1.     Financial Statements.

As used herein, the term "Company" refers to RPM Technologies, Inc., and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended September 30, 2001 and statements of operations and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto beginning on Page F-1 and are incorporated herein by this reference.

The consolidated financial statements for the Company included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented. Because of the nature of the Company's business, the results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Form 10-KSB for the year ended December 31, 2000.

                            RPM Technologies, Inc.
                                Balance Sheets
                          September 30, 2001 and 2000

                                  (Unaudited)

                                                    September 30,  September 30,
                                                        2001           2000
                                                    -------------  -------------
                                    ASSETS

Current Assets
  Cash on hand and in bank                          $    62,825    $    233,958
  Accounts receivable - Trade and Other                  27,619        -
  Inventory - at lower of cost or market                     -           57,424
  Prepaid expenses                                           -            7,046
                                                    -------------  -------------
   Total Current Assets                                  90,444         298,428
                                                    -------------  -------------
Property and Equipment - at cost
  Molds, tools and dies                                 597,479         589,289
  Computer equipment                                     14,000          14,000
                                                    -------------  -------------
                                                        611,479         603,289
  Accumulated depreciation                             (123,040)        (59,444)
                                                    -------------  -------------
   Net Property and Equipment                           488,439         543,845
                                                    -------------  -------------
Total Assets                                        $   578,883    $    842,273
                                                    =============  =============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable - trade                          $    33,000    $     33,000
  Accrued officer compensation                          230,000         165,000
  Due to affiliates                                          -            4,921
                                                    -------------  -------------
   Total Current Liabilities                            263,000         202,921
                                                    -------------  -------------
Commitments and Contingencies

Shareholders' Equity
  Common stock - $0.001 par value.
   20,000,000 shares authorized.
   16,256,761 shares issued and outstanding,
   respectively                                          16,256          16,256
  Additional paid-in capital                          5,489,651       5,444,651
  Deficit accumulated during the development stage   (5,190,024)     (4,821,555)
                                                    -------------  -------------
   Total Shareholders' Equity                           315,883         639,352
                                                    -------------  -------------
Total Liabilities and Shareholders' Equity           $  578,883    $    842,273
                                                    =============  =============


The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.
                                                                             F-1

                            RPM Technologies, Inc.
               Statements of Operations and Comprehensive Income
            Nine and Three months ended September 30, 2001 and 2000

                                  (Unaudited)

                                   Nine months   Nine months    Three months   Three months
                                      ended          ended         ended          ended
                                  September 30,  September 30,  September 30,  September 30,
                                      2001           2000           2001           2000
                                  -------------  -------------  -------------  -------------
Revenues                           $   54,810     $   98,574     $   16,922     $   13,374

Cost of Sales                          24,188          6,687          8,137          6,687
                                  -------------  -------------  -------------  -------------
Gross Profit                           30,622         91,887          8,785          6,687
                                  -------------  -------------  -------------  -------------
Expenses
  Research and development costs        15,000       100,924             -              -
  Sales and marketing expenses          23,635         5,343         16,395          2,154
  Payroll and related expenses         120,151       117,603         43,238         38,796
  General and administrative expenses   77,920       142,701          7,785         19,377
  Depreciation                          47,697        47,697         15,899         16,259
                                  -------------  -------------  -------------  -------------
   Total operating expenses            284,403       414,268         83,317         76,586
                                  -------------  -------------  -------------  -------------
Loss from operations                  (253,781)     (322,381)       (74,532)       (69,899)

Other Income
  Interest income                        2,176         1,069          1,027            356
                                  -------------  -------------  -------------  -------------
Loss before Income Taxes              (251,605)     (321,312)       (73,505)       (69,543)

Provision for Income Taxes                  -             -           -             -
                                  -------------  -------------  -------------  -------------
Net Loss                              (251,605)     (321,312)       (73,505)       (69,543)

Other comprehensive income                  -             -           -             -
                                  -------------  -------------  -------------  -------------
Comprehensive Income               $  (251,605)   $ (321,312)    $  (73,505)    $  (69,543)
                                  =============  =============  =============  =============
Loss per weighted-average share of
  common stock outstanding,
  computed on Net Loss - basic
  and fully diluted                $     (0.02)   $    (0.02)    $    (0.01)           nil
                                  =============  =============  =============  =============
Weighted-average number of shares
  of common stock outstanding       16,256,761    16,198,733     16,256,761     16,256,761
                                  =============  =============  =============  =============



The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.
                                                                             F-2

                            RPM Technologies, Inc.
                           Statements of Cash Flows
                Nine months ended September 30, 2001 and 2000

                                  (Unaudited)

                                                     Nine months    Nine months
                                                       ended          ended
                                                    September 30,  September 30,
                                                        2001           2000
                                                    -------------  -------------

Cash Flows from Operating Activities
  Net Loss                                           $ (251,605)    $  (321,312)
  Adjustments to reconcile net income to net cash
   provided by operating activities
     Depreciation                                        47,697          47,697
     Executive compensation contributed by
        shareholder/officers45,000  45,000
     (Increase) Decrease in
      Accounts receivable - trade and other             (27,088)             -
      Inventory                                           7,464         (57,424)
      Prepaid expenses and other                          3,682           1,981
     Increase (Decrease) in
      Accounts payable and other                             -           33,000
      Accrued officers compensation                      35,000          45,000
                                                    -------------  -------------
Net cash provided by (used in) operating activities    (139,850)       (206,058)
                                                    -------------  -------------
Cash Flows from Investing Activities
  Purchase of property and equipment                     (8,190)         (1,100)
                                                    -------------  -------------
Net cash used in investing activities                    (8,190)         (1,100)
                                                    -------------  -------------
Cash Flows from Financing Activities
  Funds advanced by (paid to) affiliate - net            (4,921)        (20,000)
  Proceeds from sales of common stock                        -          359,500
                                                    -------------  -------------
Net cash provided by (used in) financing activities      (4,921)        339,500
                                                    -------------  -------------
Increase (Decrease) in Cash and Cash Equivalents       (152,961)        132,342

Cash and cash equivalents at beginning of period        215,786         101,616
                                                    -------------  -------------
Cash and cash equivalents at end of period           $   62,825     $   233,958
                                                    =============  =============

Supplemental Disclosures of Interest and Income Taxes Paid
  Interest paid during the period                    $       -      $        -
                                                    =============  =============
  Income taxes paid (refunded)                       $       -      $        -
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

                            RPM Technologies, Inc.

6. Income Taxes

   The Company utilizes the asset and liability method of accounting for income taxes. At September 30, 2001 and 2000, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization.

7. Earnings (loss) per share

   Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of September 30, 2001 and 2000, the Company had no warrants and/or options outstanding.

Note C - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

Note D - Concentrations of Credit Risk

The Company maintains its cash accounts in a financial institution subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company and its subsidiaries are entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During the nine months ended September 30, 2001 and 2000, respectively, the Company had deposits in a financial institution with credit risk exposures in excess of statutory FDIC coverage. The Company has incurred no losses during 2001 or 2000 as a result of any of these unsecured situations.

Note E - Property and Equipment

Property and equipment consist of the following components at September 30, 2001 and 2000, respectively:

                                           June 30,    June 30,     Estimated
                                             2001        2000      useful life
                                          ---------   ---------
     Molds, tools and dies                $597,479    $589,289       10 years
     Computer equipment                     14,000      14,000        3 years
                                          ---------   ---------
                                           611,479     603,289
     Accumulated depreciation             (123,040)    (59,444)
                                          ---------   ---------
     Net property and equipment           $488,439    $543,845
                                          =========   =========
                                                                             F-6

                            RPM Technologies, Inc.

Note E - Property and Equipment - Continued

Depreciation expense for the nine months ended September 30, 2001 and 2000, respectively, was approximately $47,697 and $47,697.

Note F - Income Taxes

The components of income tax (benefit) expense for the nine months ended September 30, 2001 and 2000, respectively, are as follows:

                                                    September 30,  September 30,
                                                        2001           2000
                                                    -------------  -------------
     Federal:
      Current                                         $      -       $      -
      Deferred                                               -              -
                                                    -------------  -------------
                                                             -              -
                                                    -------------  -------------
     State:
      Current                                                -              -
      Deferred                                               -              -
                                                    -------------  -------------
                                                             -              -
                                                    -------------  -------------
      Total                                           $      -       $      -
                                                    =============  =============

As of September 30, 2001, the Company has a net operating loss carryforward of approximately $1,200,000 to offset future taxable income. Subject to current Federal income tax regulations, this carryforward will begin to expire in 2018.

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

The Company's income tax expense (benefit) for the nine months ended September 30, 2001 and 2000, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                    September 30,  September 30,
                                                        2001           2000
                                                    -------------  -------------

Statutory rate applied to income before income taxes   $ (85,546)     $(109,246)
Increase (decrease) in income taxes resulting from:
  State income taxes                                          -              -
  Other, including reserve for deferred tax asset
    and application of net operating loss carryforward    85,546        109,246
                                                    -------------  -------------
     Income tax expense                                $      -      $       -
                                                    =============  =============

                            RPM Technologies, Inc.

Note F - Income Taxes - Continued

Temporary differences, consisting primarily of statutory deferrals of expenses for pre-operations interest expense, research and development expenses and start-up costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of September 30, 2001 and 2000, respectively:

                                                    September 30,  September 30,
                                                        2001           2000
                                                    -------------  -------------
     Deferred tax assets
      Net operating loss carryforwards               $  403,800     $  222,800
      Less valuation allowance                         (403,800)      (222,800)
                                                    -------------  -------------
        Net Deferred Tax Asset                       $       -      $       -
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

Note I - Commitments

In January 2000, the Company purchased the rights to a pallet related product for $1,100 cash and 25,000 shares of unregistered, restricted common stock to be issued at an unspecified future date. As of November 1, 2001, the Company has not yet issued the 25,000 shares of stock in final settlement of this transaction.

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

Part I - Item 2

Management's Discussion and Analysis or Plan of Operation

(1)Forward-Looking Information

Certain statements contained in this quarterly filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this Form 10-QSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

(2)General Comments

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

(3)Results of Operations

Between April and December 2000, the Company realized nominal revenues related to the sales of production plastic pallets and prototype plastic pallets acquired during various research and development efforts. During the quarter ended September 30, 2001, the Company realized revenues of $16,922, a nominal increase from the $13,374 in revenues realized during the same quarter of 2000. For the nine months ended September 30, 2001, cumulative revenues were $54,810, versus $98,574 for the first nine months ended September 30, 2000. This decrease in revenues was directly related to the Company's inability to consummate prospective orders in the marketplace due to a lack of capital resources.

Cost of sales increased to $8,137 during the September 30, 2001 quarter, from $6,687 during the same period in 2000, and to $24,188 for the nine months ended September 30, 2001, from $6,687 during the same period in 2000. The Company incurred minimal costs of sales in the first nine months of 2000 due to the sale of products developed during product research and development. For the nine months ended September 30, 2001, the Company had total expenses of $284,403, as compared to total expenses of $414,268 for the same period of 2000. The decline is directly attributable to a decrease of $85,924 in research and development expenses and lower general and administrative expenses due to the lack of capital resources to fully operate the Company at optimum levels.

The Company experienced a net loss of $(73,505) for the quarter ended September 30, 2001 versus a net loss of $(69,543) during the same quarter of 2000. For the nine months ended September 30, 2001, the cumulative net loss was $(251,605), as compared to $(321,312) during the same period in 2000.

(4)Liquidity and Capital Resources

For all periods through September 30, 2001, the Company has maintained liquidity through the issuance and sale of various securities, including convertible notes and common stock. At September 30, 2001, the Company had working capital of $(157,556), as compared to $95,507 as of September 30, 2000. Included in the working capital as of September 30, 2001, was available cash on hand of $62,825, as compared to $215,786 as of December 31, 2000, and $233,958 as of September 30, 2000.

Management has been and continues to be in discussion with various retailers for the sale of its plastic pallets. Management has received informal commitments to purchase material quantities from these potential customers. It is anticipated that firm orders will be received and consummated shortly after the acquisition of additional working capital.

On November 2, 2001, the Company's securities were approved for trading on the NASDAQ Electronic Bulletin Board under the trading symbol "RPMK". Management has commenced efforts to raise additional working capital through either additional equity offerings or short-term debt. Either option is anticipated to allow the Company to provide customer order fulfillment.

Management is of the opinion that there is potential availability of incremental short-term debt collateralized by firm customer orders and/or the opportunity for the sale of additional equity securities through either private placements or secondary offerings.

However, there can be no assurance that the Company will be able to obtain additional funding or, that such funding, if available, will be obtained on terms favorable to, or affordable by, the Company.

                         PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the quarter for which this report is filed.

The following exhibits are attached hereto.

3.1   Articles  of  Incorporation
3.2   Bylaws

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       RPM Technologies, Inc.

November 13, 2001                                      /s/ Randy Zych
                                                       Chairman, Director and
                                                       Chief Executive Officer

                              INDEX TO EXHIBITS

Exhibits marked with an asterisk have been filed previously with the Commission and are incorporated herein by reference.


EXHIBIT      PAGE
NO.          NO.        DESCRIPTION

3.1          *          Articles  of  Incorporation

3.2          *          Bylaws