Form 10KSB
period 2001-12-31
RPM TECHNOLOGIES INC
filed 2002-03-29
CIK 1099150

<pre>
                        U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C.  20549

                                    FORM 10-KSB
(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the year ended December 31, 2001.

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 [no fee required]

Commission File Number 000-31291

                                 RPM TECHNOLOGIES, INC.
                      (Name of small business issuer in its charter)

                     Delaware                             36-4391958
               (state or other jurisdiction           (I.R.S. Employer
              Incorporation or Organization)          Identification No.)

                    21061 West Braxton
                      Plainfield, IL                         60544
          (Address of principal of Executive Offices)        (Zip Code)

Issuer's telephone number: (815) 293-1190

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(b) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. [X]Yes[ ]No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B Contained herein, and disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB. [X]

State Issuer's revenues for it's most recent year: $97,299

The aggregate number of shares of the voting common stock held by non-affiliates on March 28, 2002 was 3,000,003. The market value of these shares, computed by reference to the market closing price on March 28, 2002 was $3,750,003. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates. The number of of the company's common stock outstanding of issuer's classes of equities as of March 28, 2002 was 4,070,513.

                        TABLE OF CONTENTS

Description of Business	                                                3

Description of Property	                                               15

Legal Proceedings	                                               15

Submission of Matters to a Vote of Security Holders	               15

Market for Common Equity and Related Stockholder Matters	       16

Management's Discussion and Analysis or Plan of Operation	       17

Financial Statements	                                               19

Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure	                                               19

Directors, Executive Officers, Promoters and Control Persons	       19

Executive Compensation	                                               20

Security Ownership of Certain Beneficial Owners and Management	       21

Certain Relationships and Related Transaction	                       22

Exhibits and Reports on Form 8-K	                               22

PART I

Item 1.     Description of Business

General

This report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements.

Forward-Looking Information-General

This report contains a number of forward-looking statements, which reflect our current views with respect to future events and financial performance including statements regarding RPM's projections. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates", "believes", "expects", "intends", "future", "plans", "targets" and similar expressions identify forward-looking statements. Readers are cautioned to not place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that may arise after the date hereof.

Additionally, these statements are based on certain assumptions that may prove to be erroneous and are subject to certain risks including, but not limited to, our dependence on limited cash resources, and its dependence on our certain key personnel. Accordingly, actual results may differ, possibly materially, from the predictions contained herein.

A. Business Development and Summary

RPM Technologies, Inc., formerly known as Mann Enterprise, Inc. (the "Company") was incorporated in the state of Delaware on April 10, 1996. The Company did not conduct material operations until March 17, 2000, when it acquired RPM Technologies, Inc., a Colorado corporation ("RPMC"). RPMC became a subsidiary of the Company pursuant to a stock-for-stock exchange when the Company exchanged 11,000,000 million shares of its common stock for 100% of RPMC. On April 17, 2000, the Company collapsed the RPMC subsidiary when RPMC was merged into the Company, and the Company adopted its current name, RPM Technologies, Inc.

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

The Company has successfully developed the following types of pallets, which are now being offered for sale to markets throughout North America:

        (i.) Our Heavy Duty Nestable Pallet measures 40" x 48" and can handle a 10,000 lb. static load capacity and a 2,400 lb. dynamic load capacity. One-piece construction insures durability and ease of use with true four-way forklift and pallet jack entry. Our stable Plastic Pallet is nestable at a 2:1 ratio.

        (ii.) Our Plastic Beverage Pallet can handle 30,000 lb. static load and 3,000 lb. dynamic load. It has four-way forklift entry and measures 44" x 56".

        (iii.) Our Plastic Utility Pallet is an all-purpose pallet that measures 40" x 48", has a static load capacity of 15,000 lb. and a dynamic load capacity of 2,500 lb.

        (iv.) Our Rackable Pallet has 40" x 48" dimensions and has load capacities of 15,000 lb. static and 3,000 lb. dynamic.

We have the capability of producing other high-grade, low-cost plastic pallets in most common pallet sizes and configurations, including both rackable and nestable pallets. Our recycled plastic pallets can be made to specification, including color variations and logo inscription. Such modifications typically result in an approximate 10% surcharge. Special standard features include a non-slide, sure-grip surface and bottom texture to eliminate sliding pallets and shifting loads. An interlocking, nesting feature saves space and facilitates easier shipping and storage. Strategically placed drainage holes enable easy cleaning. Undesirable characteristics such as leeching, color-transfer and odor retention do not exist with our pallets.

We are currently in the final stages of design and engineering of four (4) additional pallets, including two (2) rackable pallets and one specifically designed for the automotive industry.

The only non-pallet product that the Company currently offers is a Dual-Lift QuickSet Forklift Attachment for shippers. The forklift attachments are made on a one-at-a-time production schedule and customized where appropriate to adapt to the customer's forklifts. We can produce and deliver these attachments with seven days lead-time. Five units have been sold thus far to three customers.

(5) Outsourced Manufacturing

RPM does not own or operate any manufacturing facilities. All manufacturing and assembly of our pallets is outsourced and currently achieved by one independent contractor, Polytec Manufacturing, Inc., in Wheaton, Minnesota, which utilizes large-scale industrial facilities, replete with a variety of presses and equipment. We own our own pallet molds and have Polytec use them in production. Our contractual relationship with Polytec is, in our opinion, customary in the plastic injection-molding field and provides an ability to utilize other manufacturers if sales volumes increase or other factors dictate. We have the right to engage other manufacturers at any time. Contacts with manufacturers throughout the United States also allow us greater flexibility in providing delivery and shipping savings to potential clients located in different areas. Polytec and the others from whom we have received quotes have agreed to manufacture our pallets at a fixed price per pallet. Polytec has given us a firm quote to manufacture our pallets, but we do not have a formal binding contract, which we believe is normal and customary in the molding industry.

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

Outsourcing allows us to avoid numerous costs associated with managing and operating a manufacturing facility. Outsourcing has also significantly reduced our start-up costs. For example, the costs of our molds were approximately $400,000, which is much less than the typical $5-10 million required to build a facility suitable to accommodate injection molding and manufacturing.

A disadvantage with outsourcing is the lack of complete control over the manufacturing process and the facility. The inability to oversee unique client demands may compromise our operations. While we have not experienced any of these problems thus far, such problems may occur in the future. In the event we face these problems, we intend to resolve them by providing our existing molds to other contract manufacturers who will then serve our manufacturing needs. The only form of control we possesses over Polytec is its contacts with a number of other similarly situated contractors located in Illinois, Ohio, Kansas, Indiana and Canada who are ready, willing and able to replace Polytec, if, for example, Polytec does not perform to our satisfaction.

Our forklift attachment is currently being manufactured on an order-by-order basis by Assured Welding & Mfg. Co., Schiller Park, Illinois, and Advanced Welding & Manufacturing, Inc., Orlando, Florida. These units are "customized" to adapt to the particular forklift employed by the customer.

(6) Raw Materials; Recycling

Our pallet manufacturer, Polytec, orders raw materials that the Company specifies as appropriate for molding its products. There is no shortage of recyclable material and no shortage is anticipated. Major recyclers, large hospital corporations, local government officials, major manufacturers and other public and private organizations are enthusiastic at the prospects of a local market for recyclable plastic and have expressed interest in providing raw materials to us. The volume of plastics these organizations generate far exceeds our requirements. These materials are purchased at rates ranging from $0.05 to $0.32 a pound. In some cases, these materials are obtained at no charge, with costs limited to cartage and processing.

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

We believe the conversion feature of its pallet enables the nestable pallet to be easily transformed into a rackable pallet by the addition of one component. The tops and bottoms are approximately the same size and are locked into position with a simple snap-lock appendage creating a rackable pallet. This convertibility reduces mold costs and facilitates improved production time, thereby increasing profit margins.

Our manufacturing process is cost-effective because it enables contract manufacturers to accept raw materials in a variety of forms, including regrind, post-industrial scrap, post-institutional recyclable plastic, and off-grade virgin resin. Quality control is assured by an ongoing measurement of resin content, ensuring that each batch conforms to our resin specifications.

Equally significant is the proprietary manufacturing process purchased from the Savoia Corporation, which utilizes an additive that transforms previously incompatible scraps of plastic into a homogeneous blend that flows evenly into the molds. Our technology allows for the use of a mix of recyclable plastic materials, which enhances the economic and structural integrity of the pallet. Raw materials used typically consist of HDPE, PPO, Polypropylene and PET in a variety of formulations.

Our pallets are based upon proprietary designs that enable the molder to accept and process most high-density plastic materials. A thermoplastic additive, developed by independent scientists unrelated to Savoia, or us enables the amalgamation of chemically incompatible polymers. The additive acts as a catalyst to make commingled dissimilar polymers compatible, which would normally have little or no affinity for each other. It reduces melt viscosity and acts as a wetting agent for inorganic substances.

The thermoplastic additive is purchased by our contract manufacturer, which uses the additive in molding the pallets. We have no legal rights to the additive. As additives with similar attributes to the one used by our contract manufacturer are readily available. We are not heavily dependent on this additive.

Tests on the thermoplastic additive performed by us under laboratory conditions have indicated a marked improvement in bonding. The additives used by us enable polymers to be molded at lower processing temperatures and also serve as a filler or extender to thermoplastics, thereby lowering the cost of the end product. We also believe that the additive permits a significant reduction in raw material and processing costs while producing an end product of superior strength and durability.

The Company and its independent manufacturer keep abreast of developments in the additive field and evaluate new additives to determine their effectiveness and applicability to our manufacturing process.

(7b) Product Advantages

We have compared the weight of our nestable pallet weighs and it is considerably lighter than a wood pallet of comparable size. For example, our nestable 40" x 48" pallet weighs approximately 20 pounds, while a wood pallet of similar dimensions weighs approximately 45 pounds.

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

The interlocking, nesting feature also permits more of we pallets to be shipped in a container or trailer. Wood pallets are typically stacked one atop the other with no accommodations for nesting. Additionally, our pallets will be specifically designed to eliminate sharp edges, burrs and other protuberances that make wood pallets difficult to handle and cause worker injuries.

Our pallets are worker friendly. Our plastic pallets are lightweight and molded with smooth surfaces. Many workmen's compensation claims are known to arise from handling wood pallets. Some shippers require that two workmen handle a wood pallet. Splintering, gouging, or puncture wounds from nails or sharp edges are eliminated by utilization of our pallets.

Finally, our pallets are environmentally friendly and contribute to the nation's recycling efforts. The use of plastic allows us to recycle older pallets and save on disposal costs. Disposal costs, not only to us, but also to society in general, are reduced because plastic waste does not always end up in landfills. On the other hand, wood pallets deplete our forests and present a serious disposal problem for many communities. Additionally, wood pallets have been identified as harboring vermin, bacteria and insects. In contrast, our pallets resist contamination and can be easily cleaned. They are scuff-resistant and will not leech, absorb odors or lose color.

(7c) Cost - Benefit Analysis

Plastic pallets have not significantly penetrated the pallet market, due in part to their cost. Heavy-duty plastic pallets typically cost $45-$100, whereas new heavy-duty wood pallets typically cost approximately $20 and less sturdy wood pallets typically cost $8-$11. Based on results of a Company telephone survey of 25 plastic pallet manufacturers, the price of our pallets, ranging between $15-$39, is significantly below the industry average.

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

With an average selling price of $15 or less per pallet, depending on the quantity ordered, nestable pallet competes directly with Grade One wood pallets and is considerably less than most plastic pallets currently being produced. The same is true for the rackable pallet. When evaluating pallet cost, our plastic pallet initially costs more but, its value lies in the cost per trip concept, where it is much less expensive on a per shipment basis. For example, a grade one wood pallet, which typically costs about $10.00, is useable for six or seven trips. Plastic pallets are much stronger and more durable and will often last for 75 trips. Pallet Enterprise, October 1997, estimates that a wood pallet makes approximately five trips before needing repair while a plastic pallet would make 75 such trips. An example of the cost per use of plastic pallets relative to wood pallets is outlined in Pallet Enterprise. Applying the same analysis to our pallets yields a similar result.

Our nestable pallet will cost shippers approximately $15 per pallet. The pallet will be sold for $14 FOB plant of origin. Adding $1 to each pallet as a freight factor, resulting in an end-selling price of $15. On the basis of cost-per-trip, which is one of the criteria many shippers consider, a wood pallet costs shippers $1.43 ($10 divided by 7) per trip, while our plastic pallet costs a relatively small $0.20 per trip ($15 divided by 75). This significantly lower cost per use is a distinct advantage for our products.

It is common for businesses that use pallets to ship goods and never
receive   the pallet back or receive any value for the pallet. As a result, many of these businesses view pallets as a shipping expense rather than a usable asset. We believe that our recycle program, which provides credit when our clients return broken or unusable plastic pallets, will improve the level of service and will reduce the complexity of managing the sourcing, retrieval and repair of pallets for these multi-location companies. We expect this, in turn, to enable pallet users to view pallets as an asset to be retained rather than an expense to be incurred.

(8) Sales and Marketing

RPM sells a nestable plastic pallet for approximately $14 to compete directly with grade one wood pallets and other plastic pallets that range in price from $25 to $50. Field response to this offering has been excellent. Current sales and marketing activities to promote this offering include an enhanced website that features the RPM link in the top three positions on virtually all search engines. Early response to this promotion has resulted in a steady flow of leads and inquiries. Management will implement its advertising and marketing programs to further promote this program when funds are available.

Management has recently formed a strategic partnership with Decade Products, LLC, Grand Rapids, Michigan. Decade manufactures containers and bins. Decade will represent RPM as its master distributor for the RPM 40"X48" plastic pallet. This business relationship will result in increased distribution and sales of RPM plastic pallets through forty (40) of Decade's existing sub-distributors.

RPM has also formed a strategic business relationship with Northern Plastic, Inc., a Wisconsin manufacturer of plastic accessories and containers. Management is currently negotiating a relationship that will enable RPM to acquire existing plastic material-handling products manufactured by Northern and add them to RPM's product line.

(8a) Sales Agents & Distributors

RPM has identified and appointed a number of sales agents and distributors that will present RPM's product line to a wide variety of shippers throughout most of the US. RPM has agreements with distributors in the Chicago area, Florida and Michigan. All of our sales agents are independent contractors that sell our products on a commission basis, which reduces overhead.

Distributors are intermediaries that resell our products to their customers on a commission basis.

All sales agents and distributors for are independent contractors who have signed our standard independent contractor's agreement. They bear all expenses unless otherwise agreed upon by us and are paid commissions that range from 5% to 10% of gross sales made by their organizations. Each independent contractor agreement outlines the sales agent's duties and areas of responsibility and specifies what we offer in return. The term of such agreement is normally five (5) years. We can cancel the agreement at any time for non-performance with no obligation of any kind aside from paying commissions on sales made prior to the cancellation of the agreement.

All sales agents and distributors are expected to adhere to our selling and pricing strategies. This includes a confidential price list that establishes pricing for various classes of buyers. We anticipate providing each distributor with a protected territory and will refer all queries from users within such territory to this local distributor.

(8b) Leasing Option

We have also formed a relationship with a leasing company to provide pallet leasing. Some large shippers prefer leasing pallets as opposed to buying them, and by offering the lease option, we believe it can increase pallet orders. We have made informal arrangements to offer leasing terms to shippers through this leasing company. Pursuant to the terms of this arrangement, we would receive the full purchase price for the pallets, less a minor discount, at the time they are delivered. The lessee will make monthly payments to the leasing company, which would include interest for the lessor's efforts, for the term of the lease. In the event the lessee breaches the terms of the lease, only the leasing company will seek recourse as we have no interest whatsoever in such lease.

We have no formal agreement with the leasing company, cannot assure that any lease agreements will be executed, and will have no recourse against this leasing company in the event it decides against undertaking any lease agreements relating to our pallets. We are, however, confident this leasing company will continue its interest in handling leases for our products because securing leases is its normal business.

(8c) Recycle Program

We have established a recycle program in an effort to increase sales by granting credit to customers who return unusable or damaged pallets. When the Company delivers new pallets to a client in truckload quantities, the Company agrees to accept and dispose of the client's unusable plastic pallets, irrespective of the condition of such pallets.

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

(8e) Directed Marketing Plans

In the 2nd and 3rd Quarters of 2002, contingent upon adequate funding, the Company plans to effect the following marketing activities which are set forth in order of importance. Therefore, the first activity listed is believed to be the most important to the Company and is scheduled to be effected as soon as sufficient funding or revenues are secured, which may never happen:

   launch a targeted direct mail program to pallet buyers in a wide cross-section of industries in the U.S. and Canada. Recipients' names will be given to our sales agents for follow-up.

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

   sponsor seminars and/or trade conferences in key markets where purchasing customers will be invited to luncheon presentations on contemporary materials handling and shipping techniques. Our pallets will be featured, showing the savings realized by shipping goods on the lighter, more durable plastic pallet.

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

   promote a website, www.rpmplasticpallets.com, which was re-designed to function as an interactive, e- commerce-ready site. Sales will be developed until such time as the Company has the funds to vigorously promote and advertise its site. A goal of such site will be to accept and process orders electronically.

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

Until December 1997, the Company possessed certain patent rights for an attachment to a forklift, which the Company currently uses. This attachment allows handling of two loaded pallets side-by-side, applicable for forklifts and has a capacity of 10,000 pounds. The Company let this patent expire because the attachment was secondary to the pallet research and development and financing requirements. Although the Company has re-applied for similar patent protection in 2001, and management believes this will be approved sometime during 2002, no such assurances can be given that such patent will ever be approved.

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

Employees

We have two full time employees and a four person advisory board. These employees are involved in executive, corporate administration, operations and sales and marketing functions. We also use the services of outside consultants and experts on many of our projects to help reduce costs.

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

The Company also occupies approximately 2,000 square feet of warehouse space located in Mokena, Illinois, approximately 45 miles south of Chicago, where it stores plastic pallets, certain raw materials and its fork lift products. This space is being provided by James Tokoly, an officer of the Company, in exchange for the Company's provision of group medical insurance for Tokoly and his wife. The Company hopes to consolidate its office and warehouse space by August 30, 2002, at which time it will begin to pay rent.

Item 3.   Legal Proceedings

There are no legal proceedings filed, or to the Company's knowledge, threatened against the Company that the Company believes would have, individually or in the aggregate, a material adverse effect upon its financial condition or results of operations.

Item 4.   Submission of Matters to a Vote of Security Holders

On November 9, 2001, shareholders owning approximately 9,963,786 shares, or 61% of the outstanding Common Stock, voted to amend the Company's certificate of incorporation to increase the number of shares of the Company' s common stock authorized for issuance and to effect the one-for-five (1-for-5) Reverse Stock Split. The vote increased number of shares of common stock authorized for issuance from twenty million (20,000,000) to two hundred fifty million (250,000,000), and it effected a reverse stock split of one-for-five (1- for-5) on our issued and outstanding common stock.

In March 2002, a majority of the our shareholders owning approximately 9,963,786 shares or 61% of the outstanding Common Stock authorized the Board of Directors to amend the Company's Articles of Incorporation to create a class of 50,000,000 shares of Preferred Stock, to be issued in such series and with such rights, preferences and designations as deemed appropriate by the Board of Directors.

The date for the Annual Stockholders meeting for 2002 has not been set.

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

The Company is authorized to issue 250,000,000 shares of no par value Common Stock. As of March 28, 2002 the Company had 4,070,513 shares of Common Stock issued.

The Company's holders of Common Stock are each entitled to cast one vote for each Share held of record on all matters presented to shareholders. Cumulative voting is not allowed; hence, the holders of a majority of the outstanding Common Stock can elect all directors.

Holders of Shares of Common Stock will have full rights to vote on all matters brought before shareholders for their approval. The holders of Common Stock will have no conversion, preemptive or other subscription rights.

As of March 28, 2002, there were over 555 shareholders of record of the Company's common stock.

Price Range Of Common Stock

Our Common Stock is listed on the electronic bulletin board under the symbol "RPMM" and has traded between $0.75 and $2.20 since it began trading in December 2001.

During the year ended 2001, the Company received comments from the SEC and NASD relating to 736,692 shares ("Shares") of the Company's common stock issued to Peark Corp. ("Peark") by the Company's predecessor, Mann Enterprises, Inc., on February 14, 1996, and apparently subsequently distributed to Peark's shareholders. The Company attempted to verify certain representations and legal conclusions made by Peark's legal counsel concerning the tradability of the Shares. However, verification of these representations and legal conclusions was not attained, and the Company believes verification is impossible for the Company's current management to obtain. As a result, the Company has instructed its transfer agent to restrict the transfer of all of the Shares issued to Peark until the current holder of the Shares either:

1.	Registers the Shares pursuant to the appropriate federal and state securities laws; or

2.	Provide a legal opinion establishing that the issuance of the
Shares was not part of a scheme to evade federal and state registration requirements and that the Shares were issued in a transaction or chain of transactions exempt from federal and state registration requirements.

Once the Company initiated this action, the comments and concerns of the SEC and NASD were resolved.

Dividend Policy

The Company has never declared a dividend on its common stock. The Company does not currently intend to declare or pay any dividends on its Common Stock, except to the extent that such payment is consistent with the Company's overall financial condition and plans for growth. Holders of Common Stock are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available therefore and, in the event of liquidation, to share pro rata in any distribution of the Company's assets after payment of liabilities. The Board of Directors is not obligated to declare a dividend and it is not anticipated that dividends will be paid until the Company is in profit. Any future determination to declare and pay dividends will be at the discretion of the Company's Board of Directors and will be dependent on the Company's financial condition, results of operations, cash requirements, plans for expansion, legal limitations, contractual restrictions and other factors deemed relevant by the Board of Directors.

Stock Issuances

In January 2002, an investor purchased 300,000 shares of the Company's restricted common stock for $125,000.

In March 2002, the Company issued 480,000 common shares to a consultant for services totaling $240,000.

The Company believes the shares issued were issued pursuant to a valid Form S-8 Registration Statement or did not involve a public offering and were made in reliance upon an exemption from registration provided by Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

Item 6.   Management's Discussion and Analysis or Plan of Operation

Results of Operations

The Company has realized nominal revenues related to the sales of production plastic pallets and prototype plastic pallets acquired during various research and development efforts. During the year ended December 31, 2001, the Company realized revenues of $97,299, a nominal decrease from the $112,600 in revenues realized during the year ended 2000. This decrease in revenues was directly related to the Company's inability to consummate prospective orders in the marketplace due to a lack of capital resources.

Cost of sales increased to $90,689 during 2001, from $57,590 in 2000. The Company incurred minimal costs of sales in the 2001 due to the sale of products developed during product research and development. For the year ended December 31, 2001, the Company had total expenses of $473,435, as compared to total expenses of $504,284 for 2000. The decline is directly attributable to a decrease of $100,924 in research and development expenses even though payroll increased by some $92,987 and general and administrative expenses increased due slightly, combined with a moderate decrease of $37,114 in professional and consulting fees, all of which are due to the lack of capital resources to fully operate the Company at optimum levels.

The Company experienced a net loss of $(461,194) for the year ended December 31, 2001 versus a net loss of $(438,410) during last year 2000.

Liquidity and Capital Resources

For all periods through December 31, 2001, the Company has maintained liquidity through the issuance and sale of various securities, including convertible notes and common stock. At year-end December 31, 2001, the Company had working capital of $(238,200), as compared to $9,542 as of December 31, 2000. Included in the working capital as of December 31, 2001, was available cash on hand of $50,889, as compared to $215,786 as of December 31, 2000.

Management has been and continues to be in discussion with various retailers for the sale of its plastic pallets. Management has received informal commitments to purchase material quantities from these potential customers. It is anticipated that firm orders will be received and consummated shortly after the acquisition of additional working capital.

On November 2, 2001, the Company's securities were approved for trading on the NASDAQ Electronic Bulletin Board under the trading symbol "RPMK" now trading under symbol "RPMM". Management has commenced efforts to raise additional working capital through either additional equity offerings or short-term debt. Either option is anticipated to allow the Company to provide customer order fulfillment.

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

Effect of Inflation

Inflation did not have any significant effect on the operations of the Company during the year ending December 31, 2001. Further, inflation is not expected to have any significant effect on future operations of the Company.

Item 7.   Financial Statements

See pages F-1 through F-13 for this information.


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2001
RPM TECHNOLOGIES, INC. (A Development Stage Company)

                                                            Page No.

INDEPENDENT AUDITORS' REPORT                                  F-3

FINANCIAL STATEMENTS
Balance Sheet as of December 31, 2001 and 2000                F-4
Statements of Operations and Comprehensive Loss               F-5
Statements of Changes in Shareholders' Equity                 F-6
Statements of Cash Flows                                      F-7
Notes to Consolidated Financial Statements                    F-8

Financial statements are audited and included herein beginning on page F-3 and are incorporated herein by this reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons.

MANAGEMENT

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

Mr. Charles W. Foerg, 66, Secretary/Treasurer and a Director, has been employed by the Company since 1997. Immediately prior to his association with the Company, he was self-employed as a management consultant from 1991 to 1996. He has accumulated more than 25 years of experience in financing, building and managing several companies across many industries, with jobs and duties covering executive management, marketing, technology acquisition, quality control and manufacturing operations. Mr. Foerg's experience in advertising includes working as Account Supervisor and Vice President for Young & Rubicam Advertising and BBD&O Advertising. Mr. Foerg received a BS degree in Economics from Shurtleff College, Alton, Illinois and completed graduate studies in Business Administration at the University of Detroit. Mr. Foerg served in the U.S. Army in Europe and Korea.

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

In February 2002, we established the 2002 Stock Option Plan for independent consultants to the Company. Pursuant to that plan, we filed an S-8 Registration Statement on February 28, 2002. The purpose of the Plan is to further compensate independent consultants of the Company through the granting of non-qualified stock options (as described in Sections 83 and 421 of the Internal Revenue Code). Shares of stock covered by stock options and stock bonuses consist of 300,000 shares of the common stock of the Company.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of December 31, 2001, the name, address, and the number of shares of the Common Stock, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 3,290,513 shares of Common Stock issued and outstanding, and the name and shareholdings of each director, and of all officers and directors as a group. As of December 31, 2001, each owner of 5% or more of the Common Stock also serves as a director, and in some cases, also as an officer.

Name and Address of  Beneficial Owner	   Number of Shares Beneficially Owned (1)	 Percent of Class
James Tokoly
P.O. Box 1001
Orland Park, IL 60462	                                   181,000	                       5.6%

Executive Officers and Directors

Charles Foerg
21061 West Braxton
Plainfield, IL 60544	                                    510,510	                       15.7%

Randy Zych
9109 Arbour Walk Dr.
Frankfort, IL 60423	                                    550,000	                       16.9%

David Lade
360 E. Randolph
Apt. 2905
Chicago, IL 60606	                                     50,000	                       0.31%

All Executive Officers & Directors  as a Group 	          1,291,510	                      38.51%

(1) The number of shares beneficially owned by the entities above is determined under rules promulgated by the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The inclusion herein of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares such power with his or her spouse) with respect to all shares of capital stock listed as owned by such person or entity.


PRINCIPAL SHAREHOLDERS

As of December 31, 2001, we had 3,290,353 outstanding shares of common stock. Each common share entitles the holder to one vote on any matter submitted to shareholders for approval.

Item 12.  Certain Relationships and Related Transactions


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

The Company also occupies approximately 2,000 square feet of warehouse space located in Mokena, Illinois, approximately 45 miles south of Chicago, where it stores plastic pallets, certain raw materials and its fork lift products. This space is being provided by James Tokoly, an officer of the Company, in exchange for the Company's provision of group medical insurance for Tokoly and his wife. The Company hopes to consolidate its office and warehouse space by August 30, 2002, at which time it will begin to pay rent.

Item 13.  Exhibits and Reports on Form 8-K

(a)  Exhibits, None.

(b)  Reports on Form 8-K:

	None.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                                         RPM TECHNOLOGIES, INC.

Date: March 28, 2002			     By  /S/ Randy Zych
                                                 Randy Zych, CEO


Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this Report below.

 Signature               	    Title                         Date

/S/ Randy Zych
    Randy Zych	         President, Chairman, and Director	March 28, 2002
/S/Charles Foerg
   Charles Foerg	 Secretary, Treasurer and Director	March 28, 2002

/S/ David Lade
    David Lade	         Chief Financial Officer and Director	March 28, 2002