Form 10QSB
period 2002-03-31
RPM TECHNOLOGIES INC
filed 2002-05-20
CIK 1099150

<pre>
                         U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington D.C.  20549

                                     FORM 10-QSB

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2002.

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(b) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2)has been subject to such filing requirements for the past 90 days.[X]Yes[ ]No

Common Stock, issued and outstanding as of May 15, 2002: 4,350,513
================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS
                             RPM TECHNOLOGIES, INC.

Balance Sheets at March 31, 2002...........................................F-1

Statements of Operations for the Three Months Ended March 31, 2002
   and 2001................................................................F-2

Statements of Cash Flow for the Three Months Ended March 31, 2002 and
   2001....................................................................F-3

Notes to Condensed Consolidated Financial Statements.......................F-4

PART I

Item 1.   Financial Statement

ITEM 1.   FINANCIAL STATEMENTS

        RPM Technologies, Inc.
        Balance Sheets
        March 31, 2002 and 2001

        (Unaudited)

                                                March 31,               March 31,
                                                     2002                    2001
                                                ---------               ---------
                                ASSETS
                                ------
Current Assets
        Cash on hand and in bank                $   58,743                $146,482
        Accounts receivable - Trade and Other       80,080                     531
        Inventory - at lower of cost or market         -                     7,464
        Prepaid expenses                               -                     1,707
                                                 ---------                 -------
                Total Current Assets               138,823                 156,184
                                                 ---------                 -------
Property and Equipment - at cost
        Molds, tools and dies                      597,479                 589,289
        Computer equipment                          14,000                  14,000
                                                   -------                 -------
                                                   611,479                 603,289
        Accumulated depreciation                 (155,103)                 (91,242)
                                                 ---------                 --------
                Net Property and Equipment         456,376                 512,047
                                                 ---------                 --------

Total Assets                                   $   595,199             $   668,231
                                                ==========               =========

                    LIABILITIES AND SHAREHOLDERS' EQUITY
                    ------------------------------------

Current Liabilities
        Note payable                           $    50,000             $     -
        Accounts payable - trade                   106,099                  33,000
        Accrued interest payable                     1,192                   -
        Accrued officer compensation               282,500                 195,000
        Due to affiliates                              -                     4,921
                                                   -------                 -------
                Total Current Liabilities          439,791                 332,921
                                                   -------                 -------
Commitments and Contingencies

Shareholders' Equity
        Preferred stock - $0.001 par value
         50,000,000 shares authorized
         None issued and outstanding             -               -
        Common stock - $0.001 par value.
         250,000,000 shares authorized.
         4,070,513 and 3,251,513 shares
         issued and outstanding,
         respectivel       y                        4,071                    3,252
        Additional paid-in capital              5,818,336                5,483,388
        Deficit accumulated during
        the development stage                  (5,646,999)              (5,051,330)
                                               -----------              -----------
                                                  175,408                  435,310
        Stock subscription receivable             (20,000)                       -
                                                  --------                 --------
         Total Shareholders' Equity               155,408                  435,310
                                                  -------                  -------
Total Liabilities and Shareholders' Equity    $   595,199              $   668,231
                                               ==========               ==========


        RPM Technologies, Inc.
        Statements of Operations and Comprehensive Income
        Three months ended March 31, 2002 and 2001

        (Unaudited)

                                                Three months            Three months
                                                ended                   ended
                                                March 31,               March 31,
                                                    2002                    2001
                                                ------------            ------------
Revenues                                       $  11,856               $  14,555

Cost of Sales                                     11,026                  11,432
                                                --------                --------
Gross Profit                                         830                   3,123
                                                --------                --------
Expenses
        Research and development costs                 -                  15,000
        Sales and marketing expenses               1,500                   2,393
        Payroll and related expenses              53,001                  40,181
        General and administrative expenses      176,905                  47,267
        Interest expense                           1,192                     -
        Depreciation                              15,618                  15,899
                                                 -------                --------
                Total operating expenses         248,216                 120,740

Loss from operations                            (247,386)               (117,617)

Other Income
        Interest income                                -                     439
                                                ---------               ---------
Loss before Income Taxes                        (247,386)               (117,178)

Provision for Income Taxes                          -                       -
                                                ---------               ---------
Net Loss                                        (247,386)               (117,178)

Other comprehensive income                          -                       -
                                                ---------               --------
Comprehensive Income                           $(247,386)              $(117,178)
                                                =========               =========
Loss per weighted-average share of
        common stock outstanding,
        computed on Net Loss - basic
        and fully diluted                         $(0.07)                 $(0.04)
                                                   ======                  ======
Weighted-average number of shares
        of common stock outstanding             3,634,513               3,251,513
                                                =========               =========

        RPM Technologies, Inc.
        Statements of Cash Flows
        Three months ended March 31, 2002 and 2001

        (Unaudited)

                                                         Three months            Three months
                                                         ended                   ended
                                                         March 31,               March 31,
                                                             2002                    2001
                                                         ------------            -------------
Cash Flows from Operating Activities
  Net Loss                                               $(247,386)              $(117,178)
  Adjustments to reconcile net income to net cash
   provided by operating activities
    Depreciation                                            15,618                  15,899
    Consulting fees paid with common stock                 144,000                      -
    Executive compensation contributed by
      shareholder/officers                                       -                  15,000
    Increase (Decrease) in
       Accounts receivable - trade and other               (13,393)                     -
       Prepaid expenses and other                                -                   1,975
    Increase (Decrease) in
       Accounts payable and other                           (9,677)                     -
       Accrued interest payable                              1,192                      -
       Accrued officers compensation                        42,500                  15,000
                                                          --------                 --------
Net cash provided by (used in) operating activities        (67,146)                (69,304)


Cash Flows from Investing Activities                             -                       -
                                                          --------                 --------

Cash Flows from Financing Activities
 Proceeds from note payable                                 50,000                       -
 Proceeds from sales of common stock                        25,000                       -

Net cash provided by (used in) financing activities         75,000                       -
                                                          --------                  -------
Increase (Decrease) in Cash and Cash Equivalents             7,854                  (69,304)

Cash and cash equivalents at beginning of period            50,889                  215,786
                                                          --------                  -------
Cash and cash equivalents at end of period               $  58,743                 $146,482
                                                          ========                  =======
Supplemental Disclosures of Interest and
 Income Taxes Paid
   Interest paid during the period                       $       -                 $      -
                                                          =========                 ========
   Income taxes paid (refunded)                          $       -                 $      -
                                                          =========                 ========

        RPM Technologies, Inc.
        Notes to Financial Statements

Note A - Organization and Description of Business

RPM Technologies, Inc. (Company or RPM-Delaware) was incorporated on April 10, 1996 in accordance with the laws of the State of Delaware as Mann Enterprise, Inc. The Company was formed to seek a merger with, acquisition of or affiliation with a privately-owned entity wishing to become publicly-owned.

On March 17, 2000, RPM-Delaware merged with and into RPM Technologies, Inc., a Colorado corporation (RPM-Colorado). RPM-Delaware was the surviving entity to the merger and concurrent with the merger changed its corporate name from Mann Enterprise, Inc. to RPM Technologies, Inc. The merged entities are referred to as Company.

RPM-Colorado was incorporated on December 10, 1997 in accordance with the laws of the State of Colorado. The Company is in the business to develop, produce, market and sell plastic pallets to various unrelated entities located throughout the United States, Canada, Central and South America. The Company has developed what it believes is a proprietary process for the manufacture of plastic pallets at costs comparable to those currently in use constructed of wood which will meet current and future anticipated environmental standards, encourage the preservation of trees and promote plastic recycling.

On December 17, 2001, pursuant to a Special Called Meeting of the Company's Shareholders, the Board of Directors was authorized to effect a one (1) for five (5) reverse stock split. This action reduced the number of then issued and outstanding shares of common stock from 16,451,761 to 3,290,513. Additionally, the Company's Articles of Incorporation were authorized to be amended to modify its capital structure from 20,000,000 shares of $0.001 par value common stock to 250,000,000 shares of $0.001 par value common stock. Further, in March 2002, the Company's shareholders approved an additional modification to the Company's Articles of Incorporation to authorize the issuance of up to 50,000,000 shares of $0.001 par value Preferred Stock. The effect of these actions is reflected in the accompanying financial statements as of the first day of the first period presented.

During interim periods, the Company follows the accounting policies set forth in its Annual Report on Form 10-KSB for the year ended December 31, 2001, as filed with the U. S. Securities and Exchange Commission. The information presented herein may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes contained this document when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2002.

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

        RPM Technologies, Inc.
        Notes to Financial Statements - Continued


Note B - Going Concern Uncertainty

During the second quarter of 2000, the Company began direct sales of its plastic pallet products and exited the development stage.

At the present time, the Company is not performing at levels significant enough to support daily operations. The Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.

The Company remains dependent upon additional external sources of financing; however, there can be no assurance that the Company will be able to obtain additional funding or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

Management is of the opinion that sufficient demand exists for the Company's products to enable operations to reach a self-supporting level during 2002. However, additional capital will be required to facilitate the acquisition of inventory and to finance accounts receivable at a level to support sales and provide industry-standard terms of net 30 days.

These circumstances create substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not contain any adjustments that might result from the outcome of these uncertainties.


Note C - Summary of Significant Accounting Policies

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

        RPM Technologies, Inc.
        Notes to Financial Statements - Continued

Note C - Summary of Significant Accounting Policies - Continued

5.      Advertising expenses

Advertising and marketing expenses are charged to operations as incurred.

6.      Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. At March 31, 2002 and 2001, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization.

7.      Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing the net income
(loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of March 31, 2002 and 2001, the Company's outstanding stock options are anti-dilutive due to the Company's net operating loss position.

Note D - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

Note E - Concentrations of Credit Risk

The Company maintains its cash accounts in a financial institution subject to insurance coverage issued by the Federal Deposit Insurance Corporation
(FDIC). Under FDIC rules, the Company is entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During the three months ended March 31, 2002 and 2001, respectively, the Company had deposits in a financial institution with credit risk exposures in excess of statutory FDIC coverage. The Company has incurred no losses during 2002 or 2001 as a result of any of these unsecured situations.

        RPM Technologies, Inc.
        Notes to Financial Statements - Continued

Note F - Property and Equipment

Property and equipment consist of the following components at March 31, 2002 and 2001, respectively:

                             March 31,       March 31,
                             2002            2001           Estimated life

Molds, tools and dies        $597,479        $289,289        10 years
Computer equipment             14,000          14,000        3 years
                              611,479         603,289
Accumulated depreciation     (155,103)        (91,242)

Net property and equipment   $456,376        $512,047

Depreciation expense for the years ended March 31, 2002 and 2001, respectively, was approximately $15,618 and $15,899.


Note G - Income Taxes

The components of income tax (benefit) expense for the three months ended March 31, 2002 and 2001, respectively, are as follows:

             Three months            Three months
             ended                   ended
             March 31,               March 31,
             2002                    2001
Federal:
  Current   $     -                  $     -
  Deferred        -                        -
                  -                        -
State:
  Current         -                        -
  Deferred        -                        -
                  -                        -
  Total     $     -                  $     -

As of March 31, 2002, the Company has a net operating loss carryforward of approximately $1,500,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2018. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

        RPM Technologies, Inc.
        Notes to Financial Statements - Continued

Note G - Income Taxes - Continued

The Company's income tax expense (benefit) for the year ended December 31, 2001 and the period from March 28, 2000 (date of inception) through December 31, 2000, respectively, differed from the statutory federal rate of 34 percent as follows:
                                        Three months    Three months
                                        ended           ended
                                        March 31,       March 31,
                                            2002            2001

Statutory rate applied to income
before income taxes                     $(84,000)       $(40,000)
Increase (decrease) in income
taxes resulting from:
     State income taxes                        -               -
     Other, including reserve for
      deferred tax asset
      and application of net operating
      loss carryforward                   84,000          40,000

Income tax expense                     $       -        $      -

Temporary differences, consisting primarily of statutory deferrals of expenses for pre-operations interest expense, research and development expenses and start-up costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of March 31, 2002 and 2001, respectively:

                                         March 31,               March 31,
                                         2002                    2001
Deferred tax assets
 Net operating loss carryforwards        $510,000                $360,000
 Less valuation allowance                (510,000)               (360,000)

 Net Deferred Tax Asset                  $      -                $      -

As of March 31, 2002 and 2001, respectively, the valuation allowance increased by the approximate following amounts over the previously reported balance: $40,000 and $40,000.

Note H - Common Stock Transactions

On December 17, 2001, pursuant to a Special Called Meeting of the Company's Shareholders, the Board of Directors was authorized to effect a one (1) for five (5) reverse stock split. This action reduced the number of then issued and outstanding shares of common stock from 16,451,761 to 3,290,513. Additionally, the Company's Articles of Incorporation were authorized to be amended to modify its capital structure from 20,000,000 shares of $0.001 par value common stock to 250,000,000 shares of $0.001 par value common stock. The effect of these actions is reflected in the accompanying financial statements as of the first day of the first period presented.

        RPM Technologies, Inc.
        Notes to Financial Statements - Continued

Note H - Common Stock Transactions - Continued

During May 2001 and December 2001, the Company issued an aggregate 39,000 post-reverse split shares (195,000 pre-reverse split shares) of restricted, unregistered common stock to various shareholders and/or officers as compensation for services. At the time of each transaction, the Company's common stock was not trading on any exchange. Accordingly each transaction was valued at an amount equivalent to the $0.50 per share selling price of the equivalent common stock sold pursuant to a Private Stock Subscription Agreement during the January to April 2000 time period.

In January 2002, the Company sold 300,000 post-reverse split shares of restricted, unregistered common stock to an investor for $45,000 cash. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares.

In February 2002, the Company issued 480,000 post-reverse split shares of common stock to a consultant providing various management and financial consulting services. This transaction was valued at approximately $144,000, which approximates the "fair value" of the services provided. These amounts were charged to operations in the Company's financial statements as of the transaction date. Certain of these shares were issued pursuant to the Company's 2002 Stock Option Plan, filed as a component of the Company's Registration Statement on Form S-8 in February 2002.

Note I - Stock Options

2002 Stock Option Plan

On February 28, 2002, the Company filed a Registration Statement on Form S-8 to register 300,000 shares of common stock to support the 2002 Stock Option Plan (Plan). Under the Plan, the Company may grant options, from time to time, to acquire shares of common stock to employees of the Company or its subsidiaries. In addition, at the discretion of the Board of Directors, options to acquire common stock of the Company may from time to time be granted under this Plan to other individuals, including consultants or advisors, who contribute to the success of the Company or its subsidiaries and are not employees of the Company or its subsidiaries, provided that bona fide services shall be rendered by consultants and advisors and such services shall not be in connection with the offer or sale of securities in a capital-raising transaction and do not directly or indirectly promote or maintain a market in our securities.

The purpose of this Plan is intended to aid the Company in maintaining and developing a management team, and in attracting new personnel as needed and to provide such personnel with an incentive to remain employees of the Company, to use their best efforts to promote the success of the Company's business, and to provide them with an opportunity to obtain or increase a proprietary interest in the Company. It is also designed to permit the Company to reward those individuals who are not employees of the Company but who management perceives to have contributed to the success of the Company, or who are important to the continued business and operations of the Company.

The Plan will be administered by the Company's Board of Directors.   The
Board of Directors may further delegate administration of this Plan or specific administrative duties with respect to this Plan on such terms and to such committees of the Board as it deems proper. The issuance of any options will be approved as specified by the Company's Board of Directors.

        RPM Technologies, Inc.
        Notes to Financial Statements - Continued

Note I - Stock Options - Continued

Initially, the Board of Directors has allocated a total of 300,000 shares of common stock to the Plan. The number of shares of common stock subject to, or issued pursuant to, Options granted under this Plan may be increased or decreased as the Board of Directors deem advisable. At the time any option is granted under the terms of this Plan, the Company will reserve for issuance the number of shares of supporting common stock subject to such option until it is exercised or expires. The Company may reserve either authorized but unissued shares or issued shares reacquired by the Company.

Each granted option shall have its term established by the Board of Directors, or their designee, at the time the Option is granted but in no
event may such term exceed five (5) years.   Once an option is granted, its
term may be modified only as provided for in the Plan and under the express written provisions of the option.

On January 15, 2002, the Company granted an aggregate 600,000 options to purchase an equivalent number of shares of common stock as follows: 300,000 shares at $3.00 per share and 300,000 shares at $4.00 per share to an accredited investor in conjunction with the sale of 300,000 shares for gross proceeds of approximately $45,000.

There were no exercise of any options during the three months ended March 31, 2002. The following table summarizes all common stock options granted through March 31, 2002.

                Options    Options Options         Options   Exercise price
                granted  exercised   terminated  outstanding    per share

2002 investor   600,000      -            -        600,000    $3.00 - $4.00

        Totals  600,000      -            -        600,000

The weighted average exercise price of all issued and outstanding options at March 31, 2002 is approximately $3.50 and all issued and outstanding options are vested and eligible for exercise.

Had compensation cost for options granted been determined based on the fair values at the grant dates, as prescribed by SFAS 123, the Company's net loss and net loss per share would not have changed significantly as the exercise price of the options was relatively equivalent to the market price at the grant date.

The calculations to estimate the fair value of the options were made using the Black-Scholes pricing model which required making significant assumptions. These assumptions include the expected life of the options, which was determined to be the initial life of the corresponding option, either five (5) or ten (10) years, the expected volatility, which was based on fluctuations of the stock price over a 12 month period, the expected dividends, determined to be zero based on past performance, and the risk free interest rate, which was estimated using the bond equivalent yield of 6.0% at March 31, 2002.

Note I - Contributed Capital

Executive management and oversight services are provided to the Company by two controlling shareholders/officers. These two individuals have an informal, unwritten agreement with the Company whereby they will provide their services to the Company at an annual salary of $60,000 each, with one-half, or $30,000, to be contributed to the Company as "additional paid-in capital" and one-half, or $30,000, to be accrued and paid at a future date when the Company's cash flows will support the repayment.

        RPM Technologies, Inc.
        Notes to Financial Statements - Continued

Note I - Contributed Capital - Continued

Effective January 1, 2002, these officers/shareholders have amended their informal, unwritten agreement whereby the Company will pay each of them an annual salary of $85,000, to be accrued and paid at a future time when the Company has the available cash flow to retire the debt.

Note J - Commitments

In January 2000, the Company purchased the rights to a pallet related product for $1,100 cash. Additionally, upon successful development of the product and marketplace acceptance of the product, the Company is obligated to issue 5,000 post-reverse split shares (25,000 pre-reverse split shares) of unregistered, restricted common stock.

As of March 31, 2002, the Company is still in the research and development phase on this product and no sales have been made. Accordingly, as of this date, the Company is not liable to make the additional payment of 5,000 post-reverse split shares of unregistered, restricted common stock.

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

(3)     Results of Operations

During the quarter ended March 31, 2002, the Company realized revenues of approximately $11,800, a slight decrease from the approximately $14,600 in revenues realized during the same quarter of 2001. The Company's revenues experience no seasonal volatility; however, are subject to the Company's cash flow position and ability to fulfill orders as they are received from potential customers.

Cost of sales was relatively constant at approximately $11,000 during the three months ended March 31, 2002 and approximately $11,400 during the three months ended March 31, 2001. For the three months ended March 31, 2002, the Company had total expenses of approximately $248,000, as compared to total expenses of approximately $121,000 for the same period of 2001. The majority of the increase is directly attributable to a decrease of $144,000 in consulting fees paid with common stock of the Company.

The Company experienced a net loss of $(247,000) for the three months ended March 31, 2002 versus a net loss of $(117,000) during the same quarter of 2001.

(4)     Liquidity and Capital Resources

For all periods through March 31, 2002, the Company has maintained liquidity through the issuance and sale of various securities, including convertible notes and common stock. At March 31, 2002, the Company had working capital of $(301,000), as compared to $(177,000) as of March 31, 2001. Included in the working capital as of March 31, 2002, was available cash on hand of $58,700, as compared to $50,900 as of December 31, 2001, and $146,500 as of March 31, 2001.

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

                        THE BUSINESS
General

This report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements.

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

We are excited about the results from the promotion of our website , and we continue to be excited about the hundreds of companies that are slowly but surely making the change from wood to plastic pallets. In the past two months alone, we processed inquiries from national shippers such as Heinz, Champion Sporting Goods, General Electric, DuPont, White River Nahcolite, International Paper and others.

Fueling the explosive growth of plastic pallets among exporters was the March 20, 2002 announcement made by the Food and Agriculture Organization of the United Nations (FAO) that 90 countries have agreed to new guidelines for wood packaging materials that may contain dangerous wood-eating insects. Shippers using wood pallets are now required to fumigate and/or chemically coat wood to comply. Since these steps are both time-consuming and expensive, we have been receiving urgent inquiries for the need to find an inexpensive and serviceable plastic pallet immediately. Our export pallet is ideally suited for the export trade. At $14, the RPM
Plastic Export Pallet is clearly a bargain.

Management has not increased its overhead and continues to operate on a small budget until an acceptable level of profitability is achieved. To add leverage to our sales efforts without increasing operating expense, we appointed four master distributors. They are strategically located on the East Coast, Midwest, Southwest and Southeast. They are just beginning to vigorously promote and sell RPM pallets in their respective areas. As stocking distributors, each will purchase and warehouse adequate supplies of our pallets to facilitate distribution to shippers in their trading areas. We are excited that our new capabilities will enable us to service national accounts from any of these locations.

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

(8) Processing and Manufacturing Advantages

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

(9) Product Advantages

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

(10) Cost - Benefit Analysis

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

(11) Sales and Marketing

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

(12) Sales Agents & Distributors

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

(13) Leasing Option

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

(14) Recycle Program

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

(15) Trial Order Program

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

(16) Directed Marketing Plans

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

(16) Proprietary Technology

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

(17) Competition

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

Effect Of Inflation

Inflation did not have any significant effect on the operations of the Company during the quarter ended March 31, 2002. Further, inflation is not expected to have any significant effect on future operations of the Company.

The Financial Accounting Standards Board (FASB) Impact

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", requires that the Company disclose estimated fair values for its financial instruments. The following summary presents a description of the methodologies and assumptions used to determine such amounts. Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument; they are subjective in nature and involve uncertainties, matters of judgment and, therefore, cannot be determined with precision. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular instrument. Changes in assumptions could significantly affect the estimates.

Since the fair value is estimated at March 31, 2002, the amounts that will actually be realized or paid at settlement of the instruments could be significantly different. The carrying amount of cash and cash equivalents is assumed to be the fair value because of the liquidity of these instruments. Accounts payable, accrued compensation, due to officer, other current liabilities, and notes payable approximate fair value because of the short maturity of these instruments. Long-term debt is recorded at face value because the principal amount is convertible into common stock.

PART II

Other Information

Item 1.   Legal Proceedings

There are no legal proceedings filed, or to the Company's knowledge, threatened against the Company that the Company believes would have, individually or in the aggregate, a material adverse effect upon its financial condition or results of operations.

Item 2.  Changes in Securities and Use of Proceeds

Stock Subscriptions

In January 2002, we issued 300,000 shares of common stock valued at $45,000 to an accredited investor for cash.

In January 2002 we granted an option to purchase 600,000 shares of common stock; 300,000 options at an exercise price of $3.00 per share and 300,000 options at $4.00 per share to an accredited investor in connection with a private placement transaction.

In March 2002, we issued 480,000 shares of common stock valued at $144,000 to three consultants for services rendered.

In April 2002, we issued 500,000 shares of common stock valued at $75,000 to a consultant for cash and services rendered.

In April 2002 we granted an option to purchase 1,000,000 shares of common stock; 500,000 options at an exercise price of $3.00 per share and 500,000 options at $4.00 per share to an accredited investor in connection with a private placement transaction.

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

Item 5.   Other Information

STOCK OPTION PLANS

     GENERAL

Our Non-Qualified Stock Option and Stock Bonus Plan or the Plan, was adopted and approved by our board of directors effective as of February 18, 2002. The Plan, is designed to enable us to grant compensation and offer an incentive-based compensation system to consultants who do business with RPM Technology, Inc. The Plan provides for the grant of nonqualified stock options. As of May 15, 2002, options to purchase a total of 280,000 shares of common stock were outstanding under the Plan, and options to purchase a total of 20,000 shares of common stock were available for issuance under the Plan.

We filed a registration statement on Form S-8 on February 28, 2002 covering the shares of common stock subject to the Plan.

     SHARES SUBJECT TO THE PLAN

A total of 300,000 shares of common stock are authorized for issuance under the Plan. Any shares of common stock that are subject to an award but are not used because the terms and conditions of the award are not met, or any shares that are used by participants to pay all or part of the purchase price of any option, may again be used for awards under the Plan.

     ADMINISTRATION

      The Plan is administered by the board of Directors or by committee appointed by the board of directors, in either case shall be demed the Plan Administrators

        The Plan Administrators are empowered to select those eligible persons to whom stock and options shall be granted under the Plan, to determine the time or times at which each option shall be granted and the number of shares to be subject to each option, and to fix the time and manner in which each such option may be exercised, including the exercise price and option period, and other terms and conditions of such options, all subject to the terms and conditions of the Plan. The Plan Administrators have sole discretion to interpret and administer the Plan, and its decisions regarding the Plan are final.

The Plan may be wholly or partially amended or otherwise modified, suspended or terminated at any time and from time to time by the board of directors. The board of directors may not materially impair any outstanding options without the express consent of the optionee. No option may be granted under the 2002 Plan after February 17, 2007.

     OPTION TERMS

Options granted under the Plan must have an exercise price to be set by the Plan Administrators.

Options may be exercised during a period of time fixed by the PLan Administrators except that no option may be exercised more than five years after the date of grant. In the discretion of the Plan Administrators, payment of the purchase price for the shares of stock acquired through the exercise of an option may be made in cash, shares of our common stock or a combination of cash and shares of our common stock.

     FEDERAL INCOME TAX CONSEQUENCES

Holders of non-qualified options do not realize income as a result of a grant of the option, but normally realize compensation income upon exercise of a non-qualified option to the extent that the fair market value of the shares of common stock on the date of exercise of the non-qualified option exceeds the exercise price paid. ConectiSys will be required to withhold taxes on ordinary income realized by an optionee upon the exercise of an option under the Plan.

In the case of an optionee subject to the "short-swing" profit recapture provisions of Section 16(b) of the Exchange Act, the optionee realizes income only upon the lapse of the six-month period under Section 16(b), unless the optionee elects to recognize income immediately upon exercise of his or her option.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits
                  --------

Exhibit No.    Description
-----------    -----------

    4.1        2002 Stock Option Plan    (1)


----------
(1) Filed as an exhibit to the Registrant's Form S-8 filed with the Securities and Exchange Commission on February 28, 2002
         (Registration No. 333-53520) and incorporated herein by reference.

         (b)      Reports on Form 8-K
                  -------------------

                  None.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                                         RPM TECHNOLOGIES, INC.

Date: May 20, 2002                           By  /S/ Randy Zych
                                             Randy Zych
                                             Chief Executive Officer