Form 10QSB
period 2002-06-30
RPM TECHNOLOGIES INC
filed 2002-08-14
CIK 1099150

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: August 14, 2002: 4,570,513

Transitional Small Business Disclosure Format (check one):      YES       NO X

RPM Technologies, Inc.
Form 10-QSB for the Quarter ended June 30, 2002
Table of Contents

                                                                      Page
Part I - Financial Information

Item 1  Financial Statements.............................................3

Item 2  Management's Discussion and Analysis or Plan of Operation........15


Part II - Other Information

Not applicable

Signatures...............................................................17

Item 1 - Part 1 - Financial Statements

RPM Technologies, Inc.
Balance Sheets
June 30, 2002 and 2001
(Unaudited)

                                                        June 30,                June 30,
                                                           2002                    2001
                                                        --------                --------
        ASSETS

Current Assets
Cash on hand and in bank                            $     84,412             $   100,575
Accounts receivable - Trade and Other                    121,125                  19,584
Inventory - at lower of cost or market                         -                   7,464
Prepaid expenses                                               -                     427
                                                         -------                 -------
Total current assets                                     205,537                 128,050

Property and Equipment - at cost
Molds, tools and dies                                    597,479                 597,479
Computer equipment                                        14,000                  14,000
                                                         -------                 -------
                                                         611,479                 611,479
Accumulated depreciation                                (170,721)               (107,141)
                                                         --------               --------
Net Property and Equipment                               440,758                 504,338

Total Assets                                         $   646,295             $   632,388
                                                         =======                 =======
        LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Note payable                                         $    50,000             $         -
Accounts payable - trade                                 143,383                  33,000
Accrued interest payable                                   2,622                       -
Accrued officer compensation                             305,000                 210,000
                                                         -------                 -------
Total Current Liabilities                                501,005                 243,000

Commitments and Contingencies

Shareholders' Equity
Preferred stock - $0.001 par value
50,000,000 shares authorized
None issued and outstanding                                    -                       -
Common stock - $0.001 par value.
250,000,000 shares authorized.
4,570,513 and 3,254,513 shares
issued and outstanding, respectively                        4,571                  3,255
Additional paid-in capital                              5,867,836              5,502,652
Accumulated deficit                                    (5,717,117)            (5,116,519)
                                                        ---------              ---------
                                                          155,289                389,388
Stock subscription receivable                             (10,000)                     -
                                                         ---------              ---------
Total shareholders' equity                                145,290                389,388

Total Liabilities and Shareholders' Equity            $   646,295            $   632,388
                                                          =======                =======

RPM Technologies, Inc.
Statements of Operations and Comprehensive Income
Six and Three months ended June 30, 2002 and 2001

        (Unaudited)

                                     Six months              Six months              Three months    Three months
                                          ended                   ended                     ended           ended
                                  June 30, 2002           June 30, 2001             June 30, 2002   June 30, 2001
                                  -------------           -------------             -------------   -------------
Revenues                               $107,208               $  37,888                   $95,352         $23,333

Cost of Sales                            79,660                  16,051                    68,634           4,619
                                        -------                 -------                    ------          ------
Gross Profit                             27,548                  21,837                    26,718          18,714

Expenses
Research and development costs            1,100                  15,000                     1,100              -
Sales and marketing expenses              1,500                   7,240                        -            4,847
Payroll and related expenses            113,154                  76,913                    60,153          36,732
General and administrative expenses     195,441                  70,135                    18,536          22,868
Interest expense                          2,622                       -                     1,430             -
Depreciation                             31,236                  31,798                    15,618          15,899
                                        -------                  ------                    ------          ------
Total operating expenses                345,053                 201,086                    96,837          80,346

Loss from operations                   (317,505)               (179,249)                  (70,119)        (61,632)

Other Income
Interest income                               -                   1,149                        -              710
                                        -------                 -------                    ------          ------
Loss before Income Taxes               (317,505)               (178,100)                  (70,119)        (60,922)

Provision for Income Taxes                    -                       -                         -               -
                                        -------                 --------                   -------        -------
Net Loss                               (317,505)               (178,100)                  (70,119)        (60,922)

Other comprehensive income                    -                       -                          -              -
                                        -------                 -------                    --------       -------
Comprehensive Income                  $(317,505)              $(178,100)                  $(70,119)      $(60,922)
                                      ==========              ==========                  =========      =========
Loss per weighted-average share of
common stock outstanding,
computed on Net Loss - basic
and fully diluted                        $(0.08)                 $(0.05)                    $(0.02)        $(0.02)
                                         =======                 =======                    =======        =======
Weighted-average number of shares
of common stock outstanding           4,082,999               3,251,977                   4,526,557     3,252,436
                                      =========               =========                   =========     =========

RPM Technologies, Inc.
Statements of Cash Flows
Six months ended June 30, 2002 and 2001

        (Unaudited)

                                                                 Six month          Six months
                                                                     ended               ended
                                                             June 30, 2002       June 30, 2001
                                                             -------------       -------------
Cash Flows from Operating Activities

Net Loss                                                         $(317,504)         $(178,100)
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciatin                                                         31,236             31,798
Consulting fees paid with common stock                             144,000                 -
Executive compensation contributed by shareholder/officers             -               30,000
(Increase) Decrease in
Accounts receivable - trade and other                              (54,438)           (19,053)
Prepaid expenses and other                                             -                3,255
Increase (Decrease) in
Accounts payable and other                                          27,607                -
Accrued interest payable                                             2,622                -
Accrued officers compensation                                       65,000             30,000
                                                                   -------            -------
Net cash provided by (used in) operating activities               (101,477)          (102,100)


Cash Flows from Investing Activities
Purchase of property and equipment                                       -             (8,190)
                                                                   --------           --------

Net cash used in investing activities                                    -             (8,190)
                                                                   --------           --------

Cash Flows from Financing Activities
Funds advanced by (paid to) affiliate - net                              -             (4,921)
Proceeds from note payable                                          50,000                -
Proceeds from sales of common stock                                 85,000                -
                                                                   --------           --------
Net cash provided by (used in) financing activities                135,000             (4,921)

Increase (Decrease) in Cash and Cash Equivalents                    33,523           (115,211)

Cash and cash equivalents at beginning of period                    50,889            215,786
                                                                   -------           --------
Cash and cash equivalents at end of period                       $  84,412           $100,575
                                                                 =========           ========

Supplemental Disclosures of Interest and Income Taxes Paid
Interest paid during the period                                  $       -           $     -
                                                                 =========           ========
Income taxes paid (refunded)                                     $       -           $     -
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

I.      Cash and cash equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

II.     Property and equipment

Property and equipment is recorded at cost and is depreciated on a straight-line basis, over the estimated useful lives (generally 3 to 10 years) of the respective asset. Major additions and betterments are capitalized and depreciated over the estimated useful lives of the related assets. Maintenance, repairs, and minor improvements are charged to expense as incurred.

III.    Organization and reorganization costs

The Company has adopted the provisions of AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" whereby all organizational and initial costs incurred with the incorporation and initial capitalization of the Company were charged to operations as incurred.

IV.     Research and development expenses

Research and development expenses are charged to operations as incurred.

        RPM Technologies, Inc.
        Notes to Financial Statements - Continued


Note C - Summary of Significant Accounting Policies - Continued

V.      Advertising expenses

Advertising and marketing expenses are charged to operations as incurred.

VI.     Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. At June 30, 2002 and 2001, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization.

VII.    Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing the net income
(loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of March 31, 2002 and 2001, the Company's outstanding stock options and warrants are anti-dilutive due to the Company's net operating loss position.


Note D - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.


Note E - Concentrations of Credit Risk

The Company maintains its cash accounts in a financial institution subject to insurance coverage issued by the Federal Deposit Insurance Corporation
(FDIC). Under FDIC rules, the Company is entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During the six months ended June 30, 2002 and 2001, respectively, the Company had deposits in a financial institution with credit risk exposures in excess of statutory FDIC coverage. The Company incurred no losses during 2002 or 2001 as a result of any unsecured bank balance.

        RPM Technologies, Inc.
        Notes to Financial Statements - Continued


Note F - Property and Equipment

Property and equipment consist of the following components at June 30, 2002 and 2001, respectively:

                                June30,         June 30,
                                  2002              2001        Estimated life

Molds, tools and dies         $597,479          $597,479        10 years
Computer equipment              14,000            14,000        3 years
                              ---------         --------
                               611,479           611,479
Accumulated depreciation      (170,721)         (107,141)
                              ---------         ---------
Net property and equipment    $440,758          $504,338
                              ========          ========

Depreciation expense for the six months ended June 30, 2002 and 2001, respectively, was approximately $31,236 and $31,798.

Note G - Income Taxes

The components of income tax (benefit) expense for the six months ended June 30, 2002 and 2001, respectively, are as follows:

                 Six months             Six months
                 ended                  ended
                 June 30, 2002          June 30, 2001
Federal:
Current         $     -                 $     -
Deferred              -                       -
                -----------             ------------
                      -                       -
State:
Current               -                       -
Deferred              -                       -
                -----------             ------------
                      -                       -
Total           $     -                 $     -
                ===========             ============

As of June 30, 2002, the Company has a net operating loss carryforward of approximately $1,500,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2018. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

        RPM Technologies, Inc.
        Notes to Financial Statements - Continued


Note G - Income Taxes - Continued

The Company's income tax expense (benefit) for the six months ended June
30, 2002 and 2001, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                Six months              Six months
                                                                     ended                   ended
                                                             June 30, 2002           June 30, 2001
                                                             -------------           -------------
Statutory rate applied to income before income taxes            $(108,000)               $(60,600)
Increase (decrease) in income taxes resulting from:
State income taxes                                                      -                       -
Other, including reserve for deferred tax asset
and application of net operating loss carryforward                108,000                  60,600
                                                                ----------               ---------
                        Income tax expense                      $   -                    $    -
                                                                ==========               =========

Temporary differences, consisting primarily of statutory deferrals of expenses for pre-operations interest expense, research and development expenses and start-up costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of June 30, 2002 and 2001, respectively:

                                              June 30,                June 30,
                                                  2002                    2001
                                              --------                --------
Deferred tax assets
Net operating loss carryforwards              $533,000                $381,000
Less valuation allowance                      (533,000)               (381,000)
                                              --------                --------

Net Deferred Tax Asset                       $     -                  $    -
                                             ==========               ==========

As of March 31, 2002 and 2001, respectively, the valuation allowance increased by the approximate following amounts over the previously reported balance: $63,000 and $61,000.


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

In April 2002, the Company entered into a Subscription Agreement to sell 500,000 Units at a price of $0.10 per Unit, for gross proceeds of $50,000. Each Unit consists of one (1) share of restricted, unregistered common stock; one (1) Class A Warrant to purchase one (1) share of restricted, unregistered share of common stock at a price of $3.00 per share, exercisable until March 1, 2004; and one (1) Class B Warrant to purchase one (1) share of restricted, unregistered share of common stock at a price of $4.00 per share, exercisable until March 1, 2004. As of June 30, 2002, and subsequent thereto, the Company has received $40,000 in cash in satisfaction of this Subscription Agreement. The Company relied upon
Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares.

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

2002 Stock Option Plan - continued

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

                        Options         Options         Options         Options         Exercise price
                        granted         exercised       terminated      outstanding           per share
                        -------         ---------       ----------      -----------     ---------------
2002 investor           600,000              -               -            600,000        $3.00 - $4.00
                        -------         ---------       ----------      -----------     ---------------
Totals                  600,000              -               -            600,000
                        =======         =========       ==========      ===========

The weighted average exercise price of all issued and outstanding options at June 30, 2002 is approximately $3.50 and all issued and outstanding options are vested and eligible for exercise.

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

Note J - Stock Warrants

In April 2002, the Company entered into a Subscription Agreement to sell
500,000 Units at a price of $0.10 per Unit, for gross proceeds of $50,000.
Each Unit consists of one (1) share of restricted, unregistered common stock; one (1) Class A Warrant to purchase one (1) share of restricted, unregistered share of common stock at a price of $3.00 per share, exercisable until March 1, 2004; and one (1) Class B Warrant to purchase one (1) share of restricted, unregistered share of common stock at a price of $4.00 per share, exercisable until March 1, 2004.


                           Warrants                Warrants
                          originally             outstanding at
                            issued               June 30, 2002     Exercise price
                         ------------            --------------    --------------
2002 - Series A             500,000                 500,000          $3.00 per share
2002 - Series B             500,000                 500,000          $4.00 per share
                         -----------             --------------
Totals at June 30, 2002   1,000,000               1,000,000
                         ===========             ==============

Note K - Contributed Capital

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

        RPM Technologies, Inc.
        Notes to Financial Statements - Continued


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

        (Remainder of this page left blank intentionally)

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

Results of Operations

During the six months ended June 30, 2002, the Company realized revenues of approximately $107,000, a significant increase from the approximately $38,000 in revenues realized during the same period of 2001. The Company's revenues experience no seasonal volatility; however, are subject to the Company's cash flow position and ability to fulfill orders as they are received from potential customers. During the second quarter of 2002, the Company was able to accept and fill significantly more orders than at any time in the Company's history. The Company continues to experience high demand for it's products; however, order acceptance and fulfillment is contingent upon the Company's cash position to fulfill it's order demand.

Cost of sales was approximately $80,000 (74.3%)for the six months ended June 30, 2002 and approximately $16,000 (42.36%) for the six months ended June 30, 2001. During 2001, the Company was able to sell various pallets developed during it's research and development phase resulting in a higher gross profit margin. The results for the six months ended June 30, 2002 is anticipated to be more reflective of future trends.

For the six months ended June 30, 2002, the Company had total operating expenses of approximately $345,000, as compared to total operating expenses of approximately $201,000 for the same period of 2001. The majority of the increase is directly attributable to a decrease of $144,000 in consulting
fees paid with common stock of the Company.   During the year-to-date
period of 2002, the Company has reduced it's research and development expenditures as a result of existing product demand for existing products and decreased cash available for R&D activities. Payroll expenses are approximately $40,000 higher in 2002 as compared to 2001 as a result of the restructured informal compensation agreements, as discussed in the notes to the Company's financial statements, presented elsewhere in this filing.

The Company experienced a net loss of $(318,000) for the six months ended June 30, 2002 versus a net loss of $(178,000) during the same six month period of 2001.

Liquidity and Capital Resources

For all periods through June 30, 2002, the Company has maintained liquidity through the issuance and sale of various securities, including convertible notes and common stock. At June 30, 2002, the Company had working capital of $(295,000), as compared to $(115,000) as of June 30, 2001. Included in the working capital as of June 30, 2002, was available cash on hand of approximately $84,000, as compared to $51,000 as of December 31, 2001, and $101,000 as of June 30, 2001.

During the second quarter of 2002, the Company performed certain repair and maintenance activities on its mold for manufacturing plastic pallets. This activity is anticipated to extend the life of the mold for several years into the future. At the present time, although sufficient demand exists, the Company's cash position does not allow for the production of different or duplicate molds. Accordingly, the Company's production is fully dependent upon a single mold. In the event of a catastrophic failure of this mold, the Company's operations would be negatively impacted.

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

        (Remainder of this page left blank intentionally)

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

Item 5 - Other Information

None

Item 6 - Exhibits and Reports on Form 8-K

Exhibits

99.1 Certification Pursuant to 18 USC, Section 1330, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

None

        SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  RPM Technologies, Inc.

Dated: August 14, 2002             /s/ Randy Zych
                                  ----------------------
                                  Randy Zych
                                  Chairman, Director and
                                  Chief Executive Officer

Dated: August 14, 2002             /s/ David A. Lade
                                  -----------------------
                                  David A. Lade
                                  Chief Financial Officer
                                  and Director