Form 10QSB
period 2002-09-30
RPM TECHNOLOGIES INC
filed 2002-11-20
CIK 1099150

<pre>
                        U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington D.C.  20549

                                     FORM 10-QSB

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2002.

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: November 20, 2002: 7,153,013

Transitional Small Business Disclosure Format (check one):      YES       NO X

RPM Technologies, Inc.
Form 10-QSB for the Quarter ended September 30, 2002
Table of Contents

                                                                      Page
Part I - Financial Information

Item 1  Financial Statements.............................................3

Item 2  Management's Discussion and Analysis or Plan of Operation.......15


Part II - Other Information

Item 1  Legal Proceedings...............................................17

Item 2  Changes in Securities...........................................17

Item 3  Defaults Upon Senior Securities.................................17

Item 4  Submission of Matters to a Vote of Security Holders.............17

Item 5  Other Information...............................................17

Item 6  Exhibits and Reports on Form 8-K................................18

Signatures..............................................................18

Certifications pursuant to Sarbanes Oxley Act of 2002

  Chief Executive Officer...............................................19
  Chief Financial Officer.............................................. 20

Item 1 - Part 1 - Financial Statements

RPM Technologies, Inc.
Balance Sheets
September 30, 2002 and 2001
(Unaudited)

                                                      September 30,           September 30,
                                                           2002                    2001
                                                        --------                --------
        ASSETS

Current Assets
Cash on hand and in bank                            $     51,102             $    62,825
Accounts receivable - Trade and Other                    105,348                 27,619
Inventory - at lower of cost or market                         -                      -
Prepaid expenses                                               -                      -
                                                         -------                 -------
Total current assets                                     156,450                  90,444

Property and Equipment - at cost
Molds, tools and dies                                    636,979                 597,479
Computer equipment                                        14,000                  14,000
                                                         -------                 -------
                                                         650,979                 611,479
Accumulated depreciation                                (186,338)               (123,040)
                                                         --------               --------
Net Property and Equipment                               464,641                 488,439

Total Assets                                         $   621,091             $   578,883
                                                         =======                 =======
        LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Note payable                                         $    50,000             $         -
Accounts payable - trade                                 127,071                  33,000
Accrued interest payable                                   4,052                       -
Accrued officer compensation                             475,500                 230,000
                                                         -------                 -------
Total Current Liabilities                                528,623                 263,000

Commitments and Contingencies

Shareholders' Equity
Preferred stock - $0.001 par value
50,000,000 shares authorized
None issued and outstanding                                    -                       -
Common stock - $0.001 par value.
250,000,000 shares authorized.
4,570,513 and 3,254,513 shares
issued and outstanding, respectively                        5,321                  3,255
Additional paid-in capital                              5,942,086              5,502,652
Accumulated deficit                                    (5,802,939)            (5,190,024)
                                                        ---------              ---------
                                                          144,468                315,883
Stock subscription receivable                             (52,000)                     -
                                                         ---------              ---------
Total shareholders' equity                                 92,468                315,883

Total Liabilities and Shareholders' Equity            $   621,295            $   578,883
                                                          =======                =======

The financial information presented herein has been prepared by management without audit by independent certified public accountants. The accompanying notes are an integral part of these financial statements.

RPM Technologies, Inc.
Statements of Operations and Comprehensive Income
Six and Three months ended September 30, 2002 and 2001

        (Unaudited)

                                     Nine months              Nine months              Three months    Three months
                                          ended                   ended                     ended           ended
                                September 30, 2002      September 30, 2001       September 30, 2002 September 30, 2001
                                ------------------      ------------------       ------------------ ------------------
Revenues                               $141,511               $  54,810                   $34,303         $16,922

Cost of Sales                            90,952                  21,188                    11,292           8,137
                                        -------                 -------                    ------          ------
Gross Profit                             50,559                  30,622                    23,011           8,785

Expenses
Research and development costs            1,100                  15,000                        -               -
Sales and marketing expenses              2,113                  23,635                       613          16,395
Payroll and related expenses            167,196                 120,151                    54,042          43,238
General and administrative expenses     232,571                  77,920                    37,130           7,785
Interest expense                          4,052                       -                     1,430             -
Depreciation                             46,853                  47,697                    15,617          15,899
                                        -------                  ------                    ------          ------
Total operating expenses                453,885                 284,403                   108,832          83,317

Loss from operations                   (403,326)               (253,781)                  (85,821)        (74,532)

Other Income
Interest income                               -                   2,176                        -            1,027
                                        -------                 -------                    ------          ------
Loss before Income Taxes               (403,326)               (251,605)                  (85,821)        (73,505)

Provision for Income Taxes                    -                       -                         -               -
                                        -------                 --------                   -------        -------
Net Loss                               (403,326)               (251,605)                  (85,821)        (73,505)
Other comprehensive income                    -                       -                          -              -
                                        -------                 -------                    --------       -------
Comprehensive Income                  $(403,326)              $(251,605)                 $(85,821)       $(73,505)
                                      ==========              ==========                  =========      =========
Loss per weighted-average share of
common stock outstanding,
computed on Net Loss - basic
and fully diluted                        $(0.09)                 $(0.08)                    $(0.02)        $(0.02)
                                         =======                 =======                    =======        =======
Weighted-average number of shares
of common stock outstanding           4,337,033               3,252,832                   4,836,817     3,254,513
                                      =========               =========                   =========     =========
The financial information presented herein has been prepared by management without audit by independent certified public accountants. The accompanying notes are an integral part of these financial statements.

RPM Technologies, Inc.
Statements of Cash Flows
Nine months ended September 30, 2002 and 2001

        (Unaudited)

                                                                 Nine months     Nine months
                                                                     ended            ended
                                                             September 30, 2002  September 30, 2001
                                                             ------------------  ------------------
Cash Flows from Operating Activities

Net Loss                                                         $(403,326)         $(251,605)
Adjustments to reconcile net income to net cash
 provided by operating activities
 Depreciation                                                       46,853             47,697
Consulting fees paid with common stock                             144,000                 -
Executive compensation contributed by shareholder/officers             -               45,000
(Increase) Decrease in
Accounts receivable - trade and other                              (38,661)           (27,088)
Prepaid expenses and other                                             -                7,464
Increase (Decrease) in
Accounts payable and other                                          11,295                -
Accrued interest payable                                             4,052                -
Accrued officers compensation                                      107,500             35,000
                                                                   -------            -------
Net cash provided by (used in) operating activities               (128,287)          (139,850)


Cash Flows from Investing Activities
Purchase of property and equipment                                 (39,500)            (8,190)
                                                                   --------           --------

Net cash used in investing activities                              (39,500)            (8,190)
                                                                   --------           --------

Cash Flows from Financing Activities
Funds advanced by (paid to) affiliate - net                              -             (4,921)
Proceeds from note payable                                          50,000                -
Proceeds from sales of common stock                                118,000                -
                                                                   --------           --------
Net cash provided by (used in) financing activities                168,000             (4,921)

Increase (Decrease) in Cash and Cash Equivalents                       213           (152,961)

Cash and cash equivalents at beginning of period                    50,889            215,786
                                                                   -------           --------
Cash and cash equivalents at end of period                       $  51,102           $ 62,825
                                                                 =========           ========

Supplemental Disclosures of Interest and Income Taxes Paid
Interest paid during the period                                  $       -           $     -
                                                                 =========           ========
Income taxes paid (refunded)                                     $       -           $     -
                                                                 =========           ========
The financial information presented herein has been prepared by management without audit by independent certified public accountants. The accompanying notes are an integral part of these financial statements.

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


Note B - Preparation of Financial Statements

The Company follows the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and has a year-end of December 31.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended December 31, 2001. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

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

        RPM Technologies, Inc.
        Notes to Financial Statements - Continued

Note C - Going Concern Uncertainty

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

Note D - Summary of Significant Accounting Policies

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

Note D - Summary of Significant Accounting Policies - Continued

5.      Advertising expenses

Advertising and marketing expenses are charged to operations as incurred.

6.      Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. At September 30, 2002 and 2001, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization.

7.      Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing the net income
(loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of September 30, 2002 and 2001, the Company's outstanding stock options and warrants are anti-dilutive due to the Company's net operating loss position.


Note E - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

Interest rate risk is the risk that the Company's earnings are subject to fluctuations in interest rates on either investments or on debt and is fully dependent upon the volatility of these rates. The Company does not use derivative instruments to moderate its exposure to interest rate risk, if any.

Financial risk is the risk that the Company's earnings are subject to fluctuations in interest rates or foreign exchange rates and are fully dependent upon the volatility of these rates. The company does not use derivative instruments to moderate its exposure to financial risk, if any.


Note F - Concentrations of Credit Risk

The Company maintains its cash accounts in a financial institution subject to insurance coverage issued by the Federal Deposit Insurance Corporation
(FDIC). Under FDIC rules, the Company is entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During the nine months ended September 30, 2002 and 2001, respectively, the Company had deposits in a financial institution with credit risk exposures in excess of statutory FDIC coverage. The Company incurred no losses during 2002 or 2001 as a result of any unsecured bank balance.

        RPM Technologies, Inc.
        Notes to Financial Statements - Continued

Note G- Property and Equipment

Property and equipment consist of the following components at September 30, 2002 and 2001, respectively:

                            September 30,     September 30,
                                  2002              2001        Estimated life

Molds, tools and dies         $636,979          $597,479        10 years
Computer equipment              14,000            14,000        3 years
                              ---------         --------
                               650,979           611,479
Accumulated depreciation      (186,979)         (123,040)
                              ---------         ---------
Net property and equipment    $464,641          $488,439
                              ========          ========

Depreciation expense for the nine months ended September 30, 2002 and 2001, respectively, was approximately $46,853 and $47,697.

Note G - Income Taxes

The components of income tax (benefit) expense for the nine months ended September 30, 2002 and 2001, respectively, are as follows:

                 Nine months            Nine months
                 ended                  ended
                 September 30, 2002     September 30, 2001
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
                ===========             ============

As of September 30, 2002, the Company has a net operating loss carryforward of approximately $1,500,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2018. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

        RPM Technologies, Inc.
        Notes to Financial Statements - Continued


Note H - Income Taxes - Continued

The Company's income tax expense (benefit) for the nine months ended September
30, 2002 and 2001, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                 Nine months              Nine months
                                                                       ended                    ended
                                                          September 30, 2002       September 30, 2001
                                                          ------------------       ------------------
Statutory rate applied to income before income taxes            $(137,000)               $(85,500)
Increase (decrease) in income taxes resulting from:
State income taxes                                                      -                       -
Other, including reserve for deferred tax asset
and application of net operating loss carryforward                137,000                  85,500
                                                                ----------               ---------
                        Income tax expense                      $   -                    $    -
                                                                ==========               =========

Temporary differences, consisting primarily of statutory deferrals of expenses for pre-operations interest expense, research and development expenses and start-up costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of September 30, 2002 and 2001, respectively:

                                          September 30,          September 30,
                                                  2002                    2001
                                              --------                --------
Deferred tax assets
Net operating loss carryforwards              $563,000                $404,000
Less valuation allowance                      (563,000)               (404,000)
                                              --------                --------

Net Deferred Tax Asset                       $     -                  $    -
                                             ==========               ==========

As of September 30, 2002 and 2001, respectively, the valuation allowance increased by the approximate following amounts over the previously reported balance: $87,000 and $84,000.

Note I - Common Stock Transactions

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

In April 2002, the Company entered into a Subscription Agreement to sell 500,000 Units at a price of $0.10 per Unit, for gross proceeds of $50,000. Each Unit consists of one (1) share of restricted, unregistered common stock; one (1) Class A Warrant to purchase one (1) share of restricted, unregistered share of common stock at a price of $3.00 per share, exercisable until March 1, 2004; and one (1) Class B Warrant to purchase one (1) share of restricted, unregistered share of common stock at a price of $4.00 per share, exercisable until March 1, 2004. As of September 30, 2002, this Subscription Agreement had been fully funded. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares.

In August 2002, the Company entered into a Subscription Agreement to sell 500,000 Units at a price of $0.10 per Unit, for gross proceeds of $50,000. Each Unit consists of one (1) share of restricted, unregistered common stock; one (1) Class A Warrant to purchase one (1) share of restricted, unregistered share of common stock at a price of $3.00 per share, exercisable until March 1, 2004; and one (1) Class B Warrant to purchase one (1) share of restricted, unregistered share of common stock at a price of $4.00 per share, exercisable until March 1, 2004. As of September 30, 2002, the Company has received $23,000 in cash in satisfaction of this Subscription Agreement. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares.

In September 2002, the Company entered into a Subscription Agreement to sell 250,000 Units at a price of $0.10 per Unit, for gross proceeds of $25,000. Each Unit consists of one (1) share of restricted, unregistered common stock; one (1) Class A Warrant to purchase one (1) share of restricted, unregistered share of common stock at a price of $3.00 per share, exercisable until March 1, 2004; and one (1) Class B Warrant to purchase one (1) share of restricted, unregistered share of common stock at a price of $4.00 per share, exercisable until March 1, 2004. As of September 30, 2002, the Company has received no proceeds in satisfaction of this Subscription Agreement. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares.

        RPM Technologies, Inc.
        Notes to Financial Statements - Continued

Note J - Stock Options

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

There were no exercise of any options during the three months ended September 30, 2002. The following table summarizes all common stock options granted through September 30, 2002.

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
                        =======         =========       ==========      ===========

        RPM Technologies, Inc.
        Notes to Financial Statements - Continued

Note J - Stock Options - Continued

The weighted average exercise price of all issued and outstanding options at September 30, 2002 is approximately $3.50 and all issued and outstanding options are vested and eligible for exercise.

Had compensation cost for options granted been determined based on the fair values at the grant dates, as prescribed by SFAS 123, the Company's net loss and net loss per share would not have changed significantly as the exercise price of the options was relatively equivalent to the market price at the grant date.

The calculations to estimate the fair value of the options were made using the Black-Scholes pricing model which required making significant assumptions. These assumptions include the expected life of the options, which was determined to be the initial life of the corresponding option, either five (5) or ten (10) years, the expected volatility, which was based on fluctuations of the stock price over a 12 month period, the expected dividends, determined to be zero based on past performance, and the risk free interest rate, which was estimated using the bond equivalent yield of 6.0% at September 30, 2002.

Note K - Stock Warrants

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

In August 2002, the Company entered into a Subscription Agreement to sell 500,000 Units at a price of $0.10 per Unit, for gross proceeds of $50,000. Each Unit consists of one (1) share of restricted, unregistered common stock; one (1) Class A Warrant to purchase one (1) share of restricted, unregistered share of common stock at a price of $3.00 per share, exercisable until March 1, 2004; and one (1) Class B Warrant to purchase one (1) share of restricted, unregistered share of common stock at a price of $4.00 per share, exercisable until March 1, 2004.


In September 2002, the Company entered into a Subscription Agreement to sell 250,000 Units at a price of $0.10 per Unit, for gross proceeds of $25,000. Each Unit consists of one (1) share of restricted, unregistered common stock; one (1) Class A Warrant to purchase one (1) share of restricted, unregistered share of common stock at a price of $3.00 per share, exercisable until March 1, 2004; and one (1) Class B Warrant to purchase one (1) share of restricted, unregistered share of common stock at a price of $4.00 per share, exercisable until March 1, 2004.

                           Warrants                Warrants
                          originally             outstanding at
                            issued            September 30, 2002   Exercise price
                         ------------            --------------    --------------
2002 - Series A           1,250,000               1,250,000          $3.00 per share
2002 - Series B           1,250,000               1,250,000          $4.00 per share
                         -----------             --------------
Totals at
September 30, 2002        2,500,000               2,500,000
                         ===========             ==============

        RPM Technologies, Inc.
        Notes to Financial Statements - Continued

Note L - Contributed Capital

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

As of September 30, 2002, the Company is still in the research and development phase on this product and no sales have been made. Accordingly, as of this date, the Company is not liable to make the additional payment of 5,000 post-reverse split shares of unregistered, restricted common stock.

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

        RPM Technologies, Inc.
        Notes to Financial Statements - Continued

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

(3)     Results of Operations

During the nine months ended September 30, 2002, the Company realized revenues of approximately $142,000, a significant increase from the approximately $55,000 in revenues realized during the same period of 2001. The Company's revenues experience no seasonal volatility; however, are subject to the Company's cash flow position and ability to fulfill orders as they are received from potential customers. During the second quarter of 2002, the Company was able to accept and fill significantly more orders than at any time in the Company's history. The Company continues to experience high demand for it's products; however, order acceptance and fulfillment is contingent upon the Company's cash position to fulfill it's order demand.

Cost of sales was approximately $91,000 (64.3%)for the nine months ended September 30, 2002 and approximately $31,000 (55.9%) for the nine months ended September 30, 2001. During 2001, the Company was able to sell various pallets developed during it's research and development phase resulting in a higher gross profit margin. The results for the nine months ended September 30, 2002 is anticipated to be more reflective of future trends.

For the nine months ended September 30, 2002, the Company had total operating expenses of approximately $454,000, as compared to total operating expenses of approximately $284,000 for the same period of 2001. The majority of the increase is directly attributable to a decrease of
$144,000 in consulting fees paid with common stock of the Company.   During
the year-to-date period of 2002, the Company has reduced it's research and development expenditures as a result of existing product demand for existing products and decreased cash available for R&D activities. Payroll expenses are approximately $47,000 higher in 2002 as compared to 2001 as a result of the restructured informal compensation agreements, as discussed in the notes to the Company's financial statements, presented elsewhere in this filing.

The Company experienced a net loss of $(403,000) for the nine months ended September 30, 2002 versus a net loss of $(252,000) during the same nine month period of 2001.

(4)     Liquidity and Capital Resources

For all periods through September 30, 2002, the Company has maintained liquidity through the issuance and sale of various securities, including convertible notes and common stock. At September 30, 2002, the Company had working capital of $(372,000), as compared to $(173,000) as of September 30, 2001. Included in the working capital as of September 30, 2002, was available cash on hand of approximately $51,000, as compared to $51,000 as of December 31, 2001, and $63,000 as of September 30, 2001.

During the second and third quarters of 2002, the Company performed certain repair and maintenance activities on its mold for manufacturing plastic pallets. This activity is anticipated to extend the life of the mold for several years into the future. At the present time, although sufficient demand exists, the Company's cash position does not allow for the production of different or duplicate molds. Accordingly, the Company's production is fully dependent upon a single mold. In the event of a catastrophic failure of this mold, the Company's operations would be negatively impacted.

Management has been and continues to be in discussion with various retailers for the sale of its plastic pallets. Management has received informal commitments to purchase material quantities from these potential customers. It is anticipated that firm orders will be received and consummated shortly after the acquisition of additional working capital.

On November 2, 2001, the Company's securities were approved for trading on the NASDAQ Electronic Bulletin Board under the trading symbol "RPMK". With the Company's reverse stock split in December 2001, the Company's trading symbol changed to "RPMM".

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer. Based upon that evaluation, the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Part II - Other Information

Item 1 - Legal Proceedings

         None

Item 2 - Changes in Securities

In August 2002, the Company entered into a Subscription Agreement to sell 500,000 Units at a price of $0.10 per Unit, for gross proceeds of $50,000. Each Unit consists of one (1) share of restricted, unregistered common stock; one (1) Class A Warrant to purchase one (1) share of restricted, unregistered share of common stock at a price of $3.00 per share, exercisable until March 1, 2004; and one (1) Class B Warrant to purchase one (1) share of restricted, unregistered share of common stock at a price of $4.00 per share, exercisable until March 1, 2004. As of September 30, 2002, the Company has received $23,000 in cash in satisfaction of this Subscription Agreement. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares.

In September 2002, the Company entered into a Subscription Agreement to sell 250,000 Units at a price of $0.10 per Unit, for gross proceeds of $25,000. Each Unit consists of one (1) share of restricted, unregistered common stock; one (1) Class A Warrant to purchase one (1) share of restricted, unregistered share of common stock at a price of $3.00 per share, exercisable until March 1, 2004; and one (1) Class B Warrant to purchase one (1) share of restricted, unregistered share of common stock at a price of $4.00 per share, exercisable until March 1, 2004. As of September 30, 2002, the Company has received no proceeds in satisfaction of this Subscription Agreement. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares.

Item 3 - Defaults on Senior Securities

        None

Item 4 - Submission of Matters to a Vote of Security Holders

The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.

Item 5 - Other Information

        None

Item 6 - Exhibits and Reports on Form 8-K

        Exhibits

                99.1 CEO/CFO Certification Pursuant to 18 USC, Section 1330, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Reports on Form 8-K

                None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        RPM Technologies, Inc.

Dated: November 19, 2002                /s/ Randy Zych
                                        Randy Zych
                                        Chairman,
                                        Chief Executive Officer
                                        and Director


Dated: November 19, 2002                /s/ David A. Lade
                                        David A. Lade
                                        Chief Financial Officer
                                        and Director

Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002


In connection with the Quarterly Report of RPM Technologies, Inc. (Registrant) on Form 10-QSB for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission, on the date hereof, I, Randy Zych, Chief Executive Officer of the Company, certify to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to section 302 and promulgated as 18 USC 1350 pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) I have reviewed this Quarterly Report on Form 10-QSB of RPM Technologies, Inc. for the quarter ended September 30, 2002.

(2) Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

(4) The registrant's other certifying officers, if any, and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

(1) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being
prepared; (2)   evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and (3) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The Registrant's other certifying officers, if any, and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(1) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and (2) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

(6) The Registrant's other certifying officers, if any, and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Randy Zych                           Dated: November 19, 2002
Randy Zych
Chief Executive Officer

Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002


In connection with the Quarterly Report of RPM Technologies, Inc. (Registrant) on Form 10-QSB for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission, on the date hereof, I, David A. Lade, Chief Financial Officer of the Company, certify to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to section 302 and promulgated as 18 USC 1350 pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) I have reviewed this Quarterly Report on Form 10-QSB of RPM Technologies, Inc. for the quarter ended September 30, 2002.

(2) Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

(4) The registrant's other certifying officers, if any, and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

(1) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being
prepared; (2)   evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and (3) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The Registrant's other certifying officers, if any, and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(1) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and (2) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

(6) The Registrant's other certifying officers, if any, and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ David A. Lade                    Dated: November 19, 2002
David A. Lade
Chief Financial Officer