Form 10KSB
period 2002-12-31
RPM TECHNOLOGIES INC
filed 2003-03-31
CIK 1099150

<pre>
================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)
 [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 For the fiscal year ended December 31, 2002     OR

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from __________ to __________

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

         Securities registered under Section 12(b) of the Exchange Act:
          Title of each class      Name of each exchange on which registered
                None                                   None

            Securities registered under Section 12(g) of the Exchange Act:
                           Common Stock, no par value
                                (Title of Class)
_____________________

Check whether  the issuer  (1) filed  all reports  required to  be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO | |

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. | |

The Company's revenue for the twelve months ended December 31, 2002 was $222,241.

As of March 17, 2003, the aggregate market value of the common equity held by nonaffiliates of the registrant was approximately $5,408,133. The number of shares outstanding of the registrant's only class of common stock was 9,933,013 on March 17, 2003.

Transitional Small Business Disclosure Format (check one):YES |  | NO |X|

DOCUMENTS INCORPORATED BY REFERENCE: None.

===========================================================================



PART I

ITEM 1. DESCRIPTION OF BUSINESS.

RPM Technologies, Inc., formerly known as Mann Enterprise, Inc. (the "Company") was incorporated in the state of Delaware on April 10, 1996. The Company did not conduct material operations until March 17, 2000, when it acquired RPM Technologies, Inc., a Colorado corporation ("RPM"). RPM became a subsidiary of the Company pursuant to a stock-for-stock exchange when the Company exchanged 11,000,000 million shares of its common stock for 100% of RPM. On April 17, 2000, the Company collapsed the RPM subsidiary when RPM was merged into the Company, and the Company adopted its current name, RPM Technologies, Inc.

RPM has engaged in the business of developing, producing and marketing plastic pallets since its inception in December 1997.

B. Business

Overview

The Company manufactures and markets plastic pallets from recycled plastic materials (hence "RPM"). The Company has developed a proprietary processing system of producing stronger, more desirable, and more cost-effective plastic pallets than common wood pallets currently on the market today. The pallets are made from recycled plastic and overcome many of the drawbacks associated with wood pallets, such as limited durability, heaviness, the potential for injuries caused by puncture wounds from nails, and environmental concerns.

The vast majority of the Company's time and efforts has been devoted to market and product research, product design and development, preparation of marketing plans and strategies, and obtaining the financing necessary to expand operations.

The Pallet Industry

The size of the pallet industry has been difficult to gauge due to a lack of standard information. However, we estimate that 1.5 billion wood pallets are currently in use in the United States with approximately an additional 400 million new wood pallets purchased each year.

Wood pallets currently comprise the vast majority of the entire pallet industry.

The pallet industry has experienced significant change and growth during the past several years as businesses seek to improve the logistical efficiency of their manufacturing and distribution systems. With the adoption of these systems, expedited product movement has become increasingly important. We believe damage caused by faulty wood pallets resulting in material losses to wood pallet users and also results in loose splinters and nails contributing to employee injuries. The durability of plastic pallets, therefore, may provide the Company an edge in this market.

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

The Company has successfully developed the following types of pallets, which are now being offered for sale to markets throughout North America:

o Our Heavy Duty Nestable Pallet measures 40" x 48" and can handle a 10,000 lb. static load capacity and a 2,400 lb. dynamic load capacity. One-piece construction insures durability and ease of use with true four-way forklift and pallet jack entry. Our stable Plastic Pallet is nestable at a 2:1 ratio.

 o Our Plastic Beverage Pallet can handle 30,000 lb. static load and 3,000 lb. dynamic load. It has four-way forklift entry and measures 44" x 56".

 o Our Plastic Utility Pallet is an all-purpose pallet that measures 40" x 48", has a static load capacity of 15,000 lb. and a dynamic load capacity of 2,500 lb.

 o Our Rackable Pallet has 40" x 48" dimensions and has load capacities of 15,000 lb. static and 3,000 lb. dynamic.

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

We also manufacture custom-size pallets that are made of plastic stringers and deck boards. These pallets can be made in sizes up to 90" in length and width. This segment of the business is growing due to requirements imposed upon exporters to use other than soft-wood packaging materials for export. Components for custom-size plastic pallets are produced from extrusion and compression molds. The Company acquired ten (10) extrusion molds to produce this custom line, as featured on our website www.plasticwoodpallets.com.

Outsourced Manufacturing

RPM does not own or operate any manufacturing facilities. All manufacturing and assembly of our pallets is outsourced and currently achieved by two independent contractors, Polytec Manufacturing, Inc., in Wheaton, Minnesota, and ERP Inc. in Liberty City, Iowa. Each company utilizes large-scale industrial facilities, replete with a variety of presses and equipment. We own our own pallet molds and have Polytec and ERP use them in production.

Our contractual relationship with Polytec and ERP is, in our opinion, customary in the plastic molding field and provides an ability to utilize other manufacturers if sales volumes increase or other factors dictate. We have the right to engage other manufacturers at any time. Contacts with manufacturers throughout the United States also allow us greater flexibility in providing delivery and shipping savings to potential clients located in different areas. Polytec and ERP and others from whom we have received quotes have agreed to manufacture our pallets at a fixed price per pallet. Polytec and ERP have given us a firm quote to manufacture our pallets, but we do not have a formal binding contract, which we believe is normal and customary in the molding industry.

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

Raw Materials; Recycling

Our pallet manufacturers, Polytec and ERP, order raw materials that the Company specifies as appropriate for molding its products. There is no shortage of recyclable material and no shortage is anticipated. Major recyclers, large hospital corporations, local government officials, major manufacturers and other public and private organizations are enthusiastic at the prospects of a local market for recyclable plastic and have expressed interest in providing raw materials to us. The volume of plastics these organizations generate far exceeds our requirements. These materials are purchased at rates ranging from $0.05 to $0.32 a pound. In some cases, these materials are obtained at no charge, with costs limited to cartage and processing.

Unique Competitive Advantages

We believe our processing and manufacturing techniques are in the forefront of existing technology and we will therefore be able to outperform our competition.

Our advantages are discussed in three categories: (i) our processing and manufacturing advantages; (ii) the advantages of our proprietary plastic pallet as compared to other pallets; and (iii) a cost - benefit discussion of the price of our pallets compared to wood pallets and other plastic pallets.

Processing and Manufacturing Advantages

Our system's ability to accept plastic material from a variety of sources ensures an abundant supply of low-cost raw materials. We have compared our prices with those of our competitors and have found that our prices are significantly lower in cost. We are capable of charging a lower priced plastic pallet than our competitors because (1) we sub-contract for our manufacturing in rural areas where utility costs are lower and we purchase pallets at a fixed cost, (2) we use only recycled plastic resins which we specify to our molder, which is considerably less expensive than virgin resin, (3) our designs feature lightweight construction, which translates into less cost per pallet based upon resin content, (4) our blend of recycled resins and additives contributes to predictable and consistent quality, and (5) cycle time efficiency based upon state-of-the-art molding equipment.

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

Our pallets are based upon proprietary designs that enable the molder to accept and process most high-density plastic materials. A thermoplastic additive, developed by independent scientists, enables the amalgamation of chemically incompatible polymers. The additive acts as a catalyst to make commingled dissimilar polymers compatible, which would normally have little or no affinity for each other. It reduces melt viscosity and acts as a wetting agent for inorganic substances.

The thermoplastic additive is purchased by our contract manufacturers, which use the additive in molding the pallets. We have no legal rights to the additive. As additives with similar attributes to the one used by our contract manufacturer are readily available. We are not heavily dependent on this additive.

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

Product Advantages

We have compared the weight of our nestable pallet weighs and it is considerably lighter than a wood pallet of comparable size. For example, our nestable 40" x 48" pallet weighs approximately 22 pounds, while a wood pallet of similar dimensions weighs approximately 45 pounds.

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

Management has recently formed a strategic partnership with Decade Products, LLC, Grand Rapids, Michigan. Decade manufactures containers and bins. Decade will represent RPM as a master distributor for the RPM 40"X48" plastic pallet. This business relationship will result in increased distribution and sales of RPM plastic pallets through forty (40) of Decade's existing sub-distributors.

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

Directed Marketing Plans

In the 2nd and 3rd Quarters of 2002, contingent upon adequate funding, the Company plans to effect the following marketing activities, which are set forth in order of importance. Therefore, the first activity listed is believed to be the most important to the Company and is scheduled to be effected as soon as sufficient funding or revenues are secured, which may never happen:

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

o promote our websites, www.rpmplasticpallets.com, www.rpmtechnologiesinc.com and www.plasticwoodpallets.com, which were designed to function as interactive, e-commerce-ready sites.

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

Employees

The Company currently has three (3) full time employees and/or officers and one part-time employees and/or officers. These employees are experienced in materials handling and plastic pallet operations. These employees are involved in executive, corporate administration, operations and sales and marketing functions. We also use the services of outside consultants and experts on many of our projects to help reduce costs. Additional staffing will occur on an as-needed basis, dictated by the sales volume achieved.

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

The Company also occupies approximately 6,000 square feet of warehouse and assembly space located in Plainfield, Illinois, approximately 5 miles from the office, where it assembles custom-size plastic pallets and stores plastic pallets.

Item 3.   Legal Proceedings

There are no legal proceedings filed, or to the Company's knowledge, threatened against the Company that the Company believes would have, individually or in the aggregate, a material adverse effect upon its financial condition or results of operations.

Item 4.   Submission of Matters to a Vote of Security Holders

On November 9, 2001, shareholders owning approximately 9,963,786 shares, or 61% of the outstanding Common Stock, voted to amend the Company's certificate of incorporation to increase the number of shares of the Company' s common stock authorized for issuance and to effect the one-for-five (1-for-5) Reverse Stock Split. The vote increased number of shares of common stock authorized for issuance from twenty million (20,000,000) to two hundred fifty million (250,000,000), and it effected a reverse stock split of one-for-five (1-for-5) on our issued and outstanding common stock.

In March 2002, a majority of the our shareholders owning approximately 9,963,786 shares or 61% of the outstanding Common Stock authorized the Board of Directors to amend the Company's Articles of Incorporation to create a class of 50,000,000 shares of Preferred Stock, to be issued in such series and with such rights, preferences and designations as deemed appropriate by the Board of Directors.

The date for the Annual Stockholders meeting for 2003 has not been set.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

The following table shows the high and low closing bid prices of our common stock for the periods presented, as obtained from Pink Sheets LLC, a research service that compiles quote information reported on the
National  Association  of  Securities  Dealers  composite  feed  or   other
qualified inter-dealer quotation medium. The quotations listed below reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions. Our common stock trades on the OTC Bulletin Board(R) under the symbol "RPMM."

                                                        Price Range
                                                        High    Low
    Year Ended December 31, 2002:
        First Quarter                               $   1.80  $ 0.85
        Second Quarter                                  1.01    0.15
        Third Quarter                                   0.90    0.14
        Fourth Quarter                                  0.51    0.11

As of March 17, 2003, we had 9,933,013 shares of common stock outstanding and held of record by approximately 541 shareholders, and the high and low sale prices of a share of our common stock on the OTC Bulletin Board(R) on that date were $.75 and $.50, respectively. Within the holders of record of our common stock are depositories such as Cede & Co. that hold shares of stock for brokerage firms, which, in turn, hold shares of stock for beneficial owners.

We have never paid cash dividends on our common stock and do not currently intend to pay cash dividends on our common stock in the foreseeable future. We are restricted from paying dividends on our common stock under state law, and the terms of our secured convertible debentures. We currently anticipate that we will retain any earnings for use in the continued development of our business.

Our authorized capital stock consists of 250,000,000 shares of common stock, no par value per share, and 50,000,000 shares of preferred stock, $0.001 par value per share. Of the 50,000,000 authorized shares of preferred stock, 5,000,000 shares have been designated as Class A Preferred Stock, or Class A Preferred, 1,000,000 shares have been designated as Class B Preferred Stock, or Class B Preferred, and the remaining 48,000,000 shares are undesignated. As of March 17, 2003, there were no (zero) of Class A Preferred outstanding and no (zero) shares of Class B Preferred outstanding. The following is a summary description of our capital stock.

Common Stock

The holders of outstanding shares of our common stock are entitled to receive dividends out of assets legally available at times and in amounts as the board of directors may from time to time determine, subordinate to any preferences that may be granted to the holders of preferred stock. Holders of common stock are entitled to one vote per share on all matters on which the holders of common stock are entitled to vote.

The common stock is not entitled to preemptive rights and may not be redeemed or converted. Upon our liquidation, dissolution or winding up, the assets legally available for distribution to our shareholders are divided among the holders of the common stock in proportion to the number of shares of common stock held by each of them, after payment of all of our debts and liabilities and fulfillment of the rights of any outstanding class or series of preferred stock that has priority to distributed assets. The rights of holders of common stock are subordinate to those of holders of any series of preferred stock.

Preferred Stock

Preferred stock may be issued from time to time in one or more series, and our board of directors, without action by the holders of common stock, may fix or alter the voting rights, redemption provisions, dividend rights, dividend rates, claims to our assets superior to those of holders of our common stock, conversion rights and any other rights, preferences, privileges and restrictions of any wholly unissued series of preferred stock. The board of directors, without shareholder approval, can issue shares of preferred stock with rights that could adversely affect the rights of the holders of common stock. The issuance of shares of preferred stock could adversely affect the voting power of the holders of common stock and could have the effect of making it more difficult for a third party to acquire, or could discourage or delay a third party from acquiring, a majority of our outstanding common stock.

Class A Preferred

Each share of Class A Preferred is convertible into 10 shares of our common stock. The Class A Preferred does not have any liquidation reference, voting rights, other conversion rights, anti-dilution rights or any other preferential rights.

Class B Preferred

Each share of Class B Preferred is entitled to 100 votes per share on all matters presented to our shareholders for action. The Class B Preferred does not have any liquidation preference, additional voting rights, conversion rights, anti-dilution rights or any other preferential rights.

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is Securities Transfer Corporation. Its telephone number is (469) 633-0101.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes and the information included under the caption "Risk Factors" included elsewhere in this document. Except for historical information, the following discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions and our current beliefs regarding revenues we might earn if we are successful in implementing our business strategies. See "Special Note Regarding Forward-Looking Statements" for further information regarding forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements as a result of a number of factors, many of which are beyond our control, including those factors discussed under "Risk Factors" and other headings in this document, which could, among other things, cause the price of our common stock to fluctuate substantially.


Overview

Since 1997, we have been engaged in the development of a low-cost plastic pallet solution. We are now selling various versions of our plastic pallets.

We are currently marketing our pallets. We have not yet had any significant sales but expect sales to increase in 2003. Accordingly, we have not earned any significant revenues from the sale our pallets. We have no history of significant revenues and have incurred significant losses since the beginning of the development of our plastic pallets. We have a significant accumulated deficit and negative working capital. As a result of our financial condition, our independent auditors have issued an opinion questioning our ability to continue as a going concern.

Critical Accounting Policies and Estimates

The following discussion and analysis is based upon our financial statements, which have been prepared using accounting principles generally accepted in the United States of America. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of revenue and expenses, and assets and liabilities, during the periods reported. Estimates are used when accounting for certain items such as depreciation, likelihood of realization of certain assets, employee compensation programs and valuation of intangible assets. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from our estimates.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements. We have based our financial statements on the assumption of our operations continuing as a going concern. As a result, we continue to depreciate fixed assets and show certain debts as long-term. We have written-off the value of technology in prior periods because the realization of that value was doubtful. Our compensation of consultants and employees with our capital stock is recorded at estimated market value. The volatile nature of the price of our common stock causes wide disparities in certain valuations.

        Comparison of Results of Operations for the Years
        Ended December 31, 2002 and 2001

We did not generate any significant revenues for the years ended December 31, 2002 and December 31, 2001 however revenues did increase by $124,942 or 128% from $97,299 in 2001 to $222,241 in 2002. Cost of sales for the year 2002 was $146,344 as compared to $90,689 for the year 2001, an increase of $35,737 or 61.4%. This increase in cost of sales primarily was due to an increase in production of models and samples of various size pallets that are used for sales and marketing purposes.

Total Operating expenses increased by $2,484,992 or 524.9% to $2,958,427 for the year 2002 as compared to $473,435 for the year 2001. This increase was primarily due to an increase in professional and consulting services of $393,845 or 458.8% to $479,684 for the year 2002 as compared to $85,839 for the year 2001. Additionally, an added expense due to capital stock issuances of $1,396,513.

Net loss for the year 2002 increased by $2,415,705 or 517.5% to $2,882,530 as compared to a net loss of $461,194 for the year 2001.

        Liquidity and Capital Resources

During the year ended 2002 we financed our operations solely through private placements of securities. Because we have recently emerged from the development stage, we have not yet generated any significant revenue from operations. Our consolidated financial statements as of and for the years 2002 and 2001 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

As of December 31, 2002, we had a working capital deficit of approximately $331,311 and an accumulated deficit of approximately $8,282,143. As of that date, we had approximately $105,689 in cash and
cash equivalents.  We   had   accounts   receivable of  approximately
$139,800.   We had   current liabilities,  including amounts  due to
officers, accrued interest, and notes of approximately $587,900, including
those issued  prior to   the  beginning  of  year  2002.

Cash used in our operating activities totaled approximately $168,700 for
the year 2002 as   compared to approximately $151,786 for year 2001.

Cash provided by our financing activities totaled $263,000 for the year 2002 as compared to $(4,921) for the year 2001. We raised all of the cash provided by financing activities during the year 2002 from the issuance of common stock and/or promissory notes.

Our  continued operations   are dependent  on  securing  additional sources
of liquidity through debt and/or equity financing.

As indicated above, our consolidated financial statements as of and for the years 2002 and 2001 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As discussed in this document and in Note C to our consolidated financial statements for the years 2002 and 2001, we have suffered recurring losses from operations and at December
31, 2002 had  net capital  and working  capital   deficiencies.  These
factors,  among   others,  raised substantial doubt about our ability to
continue as a going concern and led our independent certified public accountants to modify their unqualified opinion to include an explanatory paragraph related to our ability to continue as a going concern. The consolidated financial statements included in this document do not include any adjustments that might result from the outcome of this uncertainty.

We have been, and currently are, working toward identifying and obtaining new sources of financing. Deteriorating global economic conditions may cause prolonged declines in investor confidence in and accessibility to capital markets. Further, our current secured convertible debenture financing documents contain notice and right of first refusal provisions and the grant of a security interest in substantially all of our assets in favor of the convertible debenture investors, all of which provisions will restrict our ability to obtain debt and/or equity financing.

Any future financing that we may obtain may cause significant dilution to existing stockholders. Any debt financing or other financing of securities senior to common stock that we are able to obtain will likely include financial and other covenants that will restrict our flexibility. At a minimum, we expect these covenants to include restrictions on our ability to pay dividends on our common stock. Any failure to comply with these covenants would have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

If adequate funds are not available, we may be required to delay, scale back or eliminate portions of our operations and product development. Accordingly, the inability to obtain such financing could adversely affect our ability to fund our continued operations and our product.

We are completing a significant marketing effort with the goal to generate revenues from our business activities.

                               Risk Factors

An investment in our common stock involves a high degree of risk. In addition to the other information in this document, you should carefully consider the following risk factors before deciding to invest in shares of our common stock. If any of the following risks actually occurs, it is likely that our business, financial condition and operating results would be harmed. As a result, the trading price of our common stock could decline, and you could lose part or all of your investment.

We have no history of significant revenues, have incurred losses, could have continued losses and may never achieve profitably. If we continue to incur losses, we may have to curtail our operations, which may prevent us from selling pallets.

We have no history of significant revenues, have not been profitable and may experience continued losses. Historically, we have relied upon cash from financing activities to fund all of the cash requirements of our activities and have incurred significant losses and experienced negative cash flow. As of December 31, 2002, we had an accumulated deficit of approximately $8,099,693. For the year 2002, we incurred a net loss of approximately $2,700,080 and for the year 2001, we incurred a net loss of approximately $461,194. We cannot predict when we will become profitable or if we ever will become profitable, and we may continue to incur losses for an indeterminate period of time and may never achieve or sustain profitability. An extended period of losses and negative cash flow may prevent us from successfully selling our plastic pallets. As a result of our financial condition, our independent auditors have issued an opinion questioning our ability to continue as a going concern.

Our losses have resulted principally from costs incurred in connection with the development of our pallets and from costs associated with our marketing and administrative activities. We expect our operating expenses to dramatically increase as a result of our planned sales of plastic pallets. Even if we are able to achieve profitability, we may be unable to sustain or increase our profitability on a quarterly or annual basis.

           Our independent auditors have issued a report questioning our ability to continue as a going concern. This report may impair our ability to raise additional financing and adversely affect the price of our common stock.

The report of our independent auditors contained in our financial statements for the years 2002 and 2001 includes a paragraph that explains that we have incurred substantial losses and have a working capital deficit. This report raises substantial doubt about our ability to continue as a going concern. Reports of independent auditors questioning a company's ability to continue as a going concern are generally viewed unfavorably by analysts and investors. This report may make it difficult for us to raise additional debt or equity financing necessary to continue the marketing and sale of plastic pallets. We urge potential investors to review this report before making a decision to invest in RPM.

        Without additional financing, we may be unable  to
        achieve the  objectives  of our  current business
        strategy,  which could  force us  to delay,
        curtail  or  eliminate   our  product  development
        programs.

We require additional financing to produce molds for our cost-reduced plastic pallets for large-scale manufacturing.

If we are unable to obtain this financing, we could be forced to delay, curtail or eliminate certain product development programs. In addition, our inability to obtain financing could have such a material adverse effect on our business, prospects, results of operations or financial condition, that we may be forced to restructure, file for bankruptcy, sell assets or cease operations entirely, any of which could jeopardize an investment in our common stock.

        We need and may be unable to obtain additional financing on satisfactory terms, which may require us to accept financing on burdensome terms that may cause substantial dilution to our shareholders and impose onerous financial restrictions on our business.

We require additional financing. Deteriorating global economic conditions may cause prolonged declines in investor confidence in and accessibility to capital markets. Future financing may not be available on a timely basis, in sufficient amounts or on terms acceptable to us. This financing may also dilute existing shareholders' equity. Any debt financing or other financing of securities senior to our common stock will likely include financial and other covenants that will restrict our flexibility. At a minimum, we expect these covenants to include restrictions on our ability to pay dividends on our common stock. Any failure to comply with these covenants would have a material adverse effect on our business, prospects, financial condition and results of operations because we could lose any then-existing sources of financing and our ability to secure new sources of financing may be impaired.

        Many companies with greater resources and operating experience are developing plastic pallets similar to that of ours. These companies could successfully compete with us and negatively affect our business and our opportunity to achieve profitability.

We have significant competition and although we believe that our pallets are competitive in the marketplace, we cannot assure you that these or other companies with greater experience and greater resources than RPM will not negatively affect our business prospects and impair our ability to achieve profitability.

        Our failure to manage growth effectively could impair our business.

Although we do not currently have significant revenue-generating operations, our strategy envisions a period of rapid growth that may impose a significant burden on our administrative and operational resources. Our ability to effectively manage growth will require us to substantially expand the capabilities of our administrative and operational resources and to attract, train, manage and retain qualified engineers, technicians, salespersons and other personnel. There can be no assurance that we will be able to do so. If we are unable to successfully manage our growth, our business, prospects, results of operations and financial condition could be materially and adversely affected.

        Shares of our common stock eligible or to become eligible for public sale could adversely affect our stock price and make it
        difficult  for us to  raise additional   capital   through   sales
        of   equity securities.

As of March 17, 2003, we had outstanding 9,933,013 shares of common stock, of which all but approximately 1,200,000 shares were unrestricted under the Securities Act of 1933. As of March 17, 2003, we also had outstanding options and warrants that were exercisable for into approximately 6,600,000 shares of common stock. Sales of a substantial number of shares of our common stock in the public market, or the perception that sales could occur, could adversely affect the market price of our common stock. Any adverse effect on the market price of our common stock could make it difficult for us to raise additional capital through sales of equity securities at a time and at a price that we deem appropriate.

        Our common stock price is subject to significant volatility, which could result in substantial losses for investors and in litigation against us.

The stock market as a whole and individual stocks historically have experienced extreme price and volume fluctuations, which often have been unrelated to the performance of the related corporations. During the three months ended December 31, 2002, the high and low closing bid prices of our common stock were $.54 and $.11, respectively. The market price of our common stock may exhibit significant fluctuations in the future response to various factors, many of which are beyond our control and which include:

o variations in our quarterly operating results, which variations could result from, among other things, changes in the needs of one or more of our customers;

o changes in market valuations of similar companies and stock market price and volume fluctuations generally;

o       economic conditions specific to the industries in which we operate;

o announcements by us or our competitors of new or enhanced products, or services or significant contracts, acquisitions, strategic relationships, joint ventures or capital commitments;

o       regulatory developments; and

o future sales of our common stock or other debt or equity securities.

If our operating results in future quarters fall below the expectations of market makers, securities analysts and investors, the price of our common stock likely will decline, perhaps substantially. In the past, securities class action litigation often has been brought against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management's attention and resources. Consequently, the price at which you purchase shares of our common stock may not be indicative of the price that will prevail in the trading market. You may be unable to sell your shares of common stock at or above your purchase price, which may result in substantial losses to you.

        Because we are subject to the "Penny Stock" rules, the level of trading activity in our stock may be reduced.

Broker-dealer practices in connection with transactions in "penny stocks" are regulated by penny stock rules adopted by the Securities and Exchange Commission. Penny stocks, like shares of our common stock, generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on Nasdaq). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, broker-dealers who sell these securities to persons other than established customers and "accredited investors" must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules, and investors in our common stock may find it difficult to sell their shares.

        Because our stock is not listed on a national securities exchange, you may find it difficult to dispose of or obtain quotations for our common stock.

Our common stock trades under the symbol "RPMM" on the OTC Bulletin Board(R). Because our stock trades on the OTC Bulletin Board(R)rather than on a national securities exchange, you may find it difficult to either dispose of, or to obtain quotations as to the price of, our common stock.

        Our preferred stock may delay or prevent a  takeover
        of   RPM,   possibly   preventing   you  from
        obtaining higher stock prices for your shares.

Our board of directors has the authority to issue up to 50,000,000 shares of preferred stock and to fix the rights, preferences, privileges and restrictions, including voting rights of those shares, without any further vote or action by our shareholders. Of these shares, 5,000,000 shares have been designated as Class A Preferred Stock and 1,000,000 shares have been designated as Class B Preferred Stock. The rights of the holders of our common stock are subject to the rights of the holders of our outstanding preferred stock and will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that we may issue in the future. The issuance of preferred stock, while providing desired flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock, which
would  delay,  defer  or  prevent  a  change  in  control  of   RPM.
Furthermore, preferred stock may have other rights, including economic rights senior to the common stock, and, as a result, the issuance of preferred stock could adversely affect the market value of our common stock.


        SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This report contains forward-looking statements, including among others:

o       our product development activities;

o our business strategy for establishing a presence in the pallet market;

o anticipated trends in our financial condition and results of operations;

o the impact of the continuing threat of terrorism and the responses to such threat by military, government, business and the public; and

o our ability to distinguish ourselves from our current and future competitors.

You can identify forward-looking statements generally by the use of forward-looking terminology such as "believes," "expects," "may," "will," "intends," "plans," "should," "could," "seeks," "pro forma," "anticipates," "estimates," "continues," or other variations thereof, including their use in the negative, or by discussions of strategies, opportunities, plans or intentions. You may find these forward-looking statements under the captions "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Description of Business," as well as captions elsewhere in this report. A number of factors could cause results to differ materially from those anticipated by forward-looking statements, including those discussed under "Risk Factors" and "Description of Business."

These forward-looking statements necessarily depend upon assumptions and estimates that may prove to be incorrect. Although we believe that the assumptions and estimates reflected in the forward-looking statements are reasonable, we cannot guarantee that we will achieve our plans, intentions or expectations. The forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to differ in significant ways from any future results expressed or implied by the forward-looking statements.

ITEM 7. FINANCIAL STATEMENTS.

        Our consolidated financial statements are filed with and begin on page F-1 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

        None.

                             PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

The directors and executive officers of RPM and their ages, positions, business experience and education as of March 17, 2003 are as follows:

Name                      Age         Position
------------------------------------------------------------
Mr. Randy Zych            58          Chairman & CEO
Mr. Charles Foerg         70          Secretary/Treasurer and Director
Mr. David Lade, CPA       42          Financial Officer and Director

Each director serves until the next annual meeting of the Company's stockholders or until a successor is elected. No date for the next annual meeting of stockholders is specified in the Company's Bylaws or has been fixed by the Board of Directors. The Company's officers serve at the pleasure of the board of directors until their services are terminated or a successor is appointed.

Mr. Randy Zych, 58, has been Chairman of the Board of Directors and CEO of the Company since its inception in 1997. Mr.Zych has spent most of the past twenty-five years working as an entrepreneur, developing and promoting various new businesses, including several manufacturing companies. For example, Mr. Zych developed and promoted an organic fertilizer for Earthlife Products, Inc. He also developed and promoted financial services for Cambridge Capital Group, Ltd. Between 1990 and the Company's inception in 1997, Mr. Zych worked as an independent consultant in the areas of marketing and distribution strategies for the two preceding companies but no longer has any duties outside of his position as Chairman for RPM Technologies, Inc. Mr. Zych attended the University of Illinois, Chicago, concentrating his studies in finance and business management.

Mr. Charles W. Foerg, 70, Secretary/Treasurer and a Director, has been employed by the Company since 1997. Immediately prior to his association with the Company, he was self-employed as a management consultant from 1991 to 1996. He has accumulated more than 25 years of experience in financing, building and managing several companies across many industries, with jobs and duties covering executive management, marketing, technology acquisition, quality control and manufacturing operations. Mr. Foerg's experience in advertising includes working as Account Supervisor and Vice President for Young & Rubicam Advertising and BBD&O Advertising. Mr.Foerg received a BS degree in Economics from Shurtleff College, Alton, Illinois and completed graduate studies in Business Administration at the University of Detroit. Mr. Foerg served in the U.S. Army in Europe and Korea.

Mr. David A. Lade, 42, has been Financial Officer and a Director of the Company since 1999. Mr. Lade also serves as the Company's controller. From 1995 until 1999, Mr. Lade was an independent financial consultant, and served as part-time controller for several closely held corporations. As a consultant, Mr. Lade contributed in all areas of accounting, budgeting, cash management, bank relations and acquisition analysis. From 1987 until 1995, Mr. Lade worked as Controller for AGA Gas Central, where he was responsible for financial reporting and analysis, strategic planning, customer service and branch administration. From 1983 until 1987, Mr. Lade was Experienced Audit Senior for Arthur Anderson & Co., where he served as a member of the commercial audit division. Mr. Lade became a Certified Public Accountant in 1984, and a Registered Securities Representative (Series 6 Exam) in 1992.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our common stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("Commission"). These officers, directors and stockholders are required by Commission regulations to furnish us with copies of all such reports that they file.

Based solely upon a review of copies of these reports furnished to us during 2002 and thereafter, or written representations received by us from reporting persons that no other reports were required, we believe that all Section 16(a) filing requirements applicable to our reporting persons during 2002 were complied with, except as described below.

The following individuals are in the process of preparing late Forms 4 to report on the following numbers of Forms 4 the following numbers of transactions that inadvertently were not timely reported: Mr. Randy Zych
- 1 report, 2 transactions; and Mr. Charles Foerg - 1 report, 2 transactions.

ITEM 10.        EXECUTIVE COMPENSATION.

   Compensation of Executive Officers

As of March 17, 2003, no officer or director has received a cash salary only accrued compensation, although expenses incurred by officers and directors have been reimbursed to officers and directors, as approved by the Board of Directors. The Company intends to pay Randy Zych, its chief executive officer and chairman of board of directors, $125,000 annually if and when the Company receives its desired financing. Additionally, in the event the Company is successful in obtaining this financing, it expects to pay each of its other officers and directors compensation for the next twelve months not more than $85,000. If the Company does not receive the required financing, no salaries will be paid.

The Summary Compensation Table below provides information concerning the annual and long-term compensation for services in all capacities to
RPM  of  our  Chief  Executive  Officer  and  our   Chief  Financial
Officer,  or   the  named executives, during the years 2000, 2001 and 2002.
There were no other executive officers whose annual salary and bonus compensation exceeded $100,000 during the year 2002.



                                   SUMMARY COMPENSATION TABLE

                                                               Long-Term
                                                              Compensation
                                                              ------------
                                                                 Awards
                                                              ------------
                                Annual Compensation            Securities
     Name and                                                  Underlying      All Other
     Principal Position       Year     Salary($)  Bonus($)(1)  Options(#)   Compensation ($)
     -------------------      -------  ---------  ----------- ------------  ----------------
     Randy Zych               2003     $125,000     $25,000     5,000,000          --
     Chairman                 2002     $ 95,000(2)  $-0-           --              --
                              2001     $ 85,000(2)  $-0-           --              --

     Charles Foerg,           2003     $ 85,000     $25,000     3,500,000          --
     President                2002     $ 85,000(2)  $-0-           --              --
                              2001     $ 85,000(2)  $-0-           --              --
     _______________

    (1) Amounts represent approximate fair market value on the date of grant of common stock granted.

    (2)     Non-Cash salary paid in restricted common stock totaling
            1,000,000 shares of restricted common issued in 2002; 500,000 shares to Mr. Zych and 500,000 shares to Mr. Foerg.

Stock Option Grants in 2002

In 2002, we issued two 250,000 shares options to purchase Class A Preferred Stock at $5.00 per share to the Company's Officers. One to Randy Zych, our Chairman and another to our President Charles Foerg. Additionally, in conjunction with the signing of employment agreements with Mr. Zych and Mr. Foerg, we issued fully-vested options to purchase 2,500,000 shares of restricted common stock to Mr. Zych and 1,000,000 shares of restricted common stock to Mr. Foerg, both exercisable at $0.50 per share until September 1, 2005

Option Exercises and Fiscal Year-End Values

The following table sets forth the number of shares acquired and value realized upon exercise of options during the year 2002 and the number of exercisable and unexercisable in-the- money stock options and their values at September 30, 2002 for the named executives. An option is "in-the-money" if the fair market value for the underlying securities exceeds the exercise price of the option.


              Option Table
                                    Aggregated Option Exercises in Last Year and Year-End Option Values

                                                              Number of Securities Underlying      Value ($)of Unexercised
                                Shares                               Unexercised Options           In-the-Money Options at
                                Acquired on     Value                December 31, 2002             December 31, 2002 (1)
     Name                       Exercise       Realized ($)   Exercisable(#) Unexercisable(#)    Exercisable    Unexercisable
     ---------------------      ------------   ------------   -------------- ----------------  --------------  ----------------
     Randy Zych                    ---             ---          5,000,000 (2)       ---               ---             ---
     Charles Foerg                 ---             ---          3,500,000 (2)       ---               ---             ---
         _______________
    (1)   The closing sale price of our common stock on the OTC Bulletin
          Board(R) as of December 31, 2002 was $.48.

    (2)  Includes 2,500,000 shares underlying options for shares issuable upon conversion of
         Class A Preferred Stock.


Long-Term Incentive Plan Awards

In 2002, no awards were given to named executives under long-term incentive plans.

Compensation of Directors

Our directors do not receive any compensation in their capacity as members of the board of directors, but may be reimbursed for reasonable expenses incurred in connection with attendance of meetings of the board of directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of March 17, 2003, certain information with respect to (i) each director of our company, (ii) the named executives, and (iii) all directors and executive officers of our company as a group, and (iv) each person known to our company to be the beneficial owner of more than 5% of our common stock. The information with respect to each person specified is as supplied or confirmed by such person or based upon statements filed with the Commission.


Name and Address of             Title of        Amount and Nature of
of Beneficial Owner (1)(2)        Class         Beneficial Ownership(2)     Percent of Class)
--------------------------     ---------       ------------------------   ------------------
Randy Zych                      Common                 8,050,000(3)               37.56%
                            Class B Preferred             15,000                  50.00%

Charles Foerg                  Common                  5,510,000(4)               25.71%
                            Class B Preferred             15,000                  50.00%

David Lade                     Common                     12,000                     *

All directors and executive
officers as a group
(3 persons)                     Common                16,572,000(5)               77.32%
                            Class B Preferred             30,000                 100.00%
_______________
*       Less than 1.00%

(1) The address of each director and executive officer named in this table is c/o RPM Technologies, Inc., 21061 West Braxton,
        Plainfield, IL 60544.

(2)     Beneficial ownership is determined in accordance with the rules  of
        the  Securities  and  Exchange  Commission   and generally includes
        voting or investment power with  respect to securities. Except as indicated by footnote, and subject to community  property laws where applicable,  the persons named in the  table above have  sole voting and  investment power with respect to all  shares of common stock shown  as beneficially owned by them. Shares of common stock subject to options currently exercisable, or exercisable within  60 days after March 17, 2003, are deemed to be outstanding in calculating the percentage ownership  of a person or  group but are not deemed to be outstanding as to any other person or group.

(3)     Includes 2,500,000 shares underlying an option to purchase
        2,500,000 shares of restricted common stock at $0.50 per share and 2,500,000 shares underlying options for shares issuable upon conversion of Class A Preferred Stock and 1,500,000 votes applicable to the ownership of 15,000 shares of B Preferred Stock.

(4)     Includes 1,000,000 shares underlying an option to purchase
        1,000,000 shares of restricted common stock at $0.50 per share and 2,500,000 shares underlying options for shares issuable upon conversion of Class A Preferred Stock and 1,500,000 votes applicable to the ownership of 15,000 shares of B Preferred Stock.


(5)     Includes 3,500,000 shares underlying an option to purchase
        3,500,000 shares of restricted common stock at $0.50 per share and 5,000,000 shares underlying options for shares issuable upon conversion of Class A Preferred Stock and 3,000,000 votes applicable to the ownership of 30,000 shares of B Preferred Stock.


Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under our Amended Non-Qualified Stock Option and Stock Bonus Plan as well as stock options, warrants and rights issued outside of any formal plan as of December 31, 2002.

                    Number of Securities     Weighted Average    Number of
                  to be Issued Upon Exercise Exercise Price of   Securities
                  of Outstanding Options,    Outstanding         Remaining
                        Warrants           Options, Warrants    Available for
Plan Category         and Rights(1)            and Rights      Future Issuance
------------------- --------------------   ------------------ -----------------
Equity compensation
plans approved by
security holders         N/A                     N/A                   N/A

Equity compensation
plans not approved
by security holders  10,100,000(2)              $2.58                  N/A

Total                10,100,000                 $2.58                  N/A
_______________
(1)     Number of shares is subject to adjustment for changes in
        capitalization  for  stock  splits,  stock  dividends   and
        similar events.

(2) Represents 1,000,000 shares of common stock underlying stock options, warrants and rights issued under our Amended Non-Qualified Stock Option and Stock Bonus Plan and 9,100,000 shares of common stock underlying stock options, warrants and rights issued outside of any formal plan.

Our Amended Non-Qualified Stock Option and Stock Bonus Plan permits grants of stock bonuses and non-qualified stock options (NQOs). Vesting periods under our Amended Non-Qualified Stock Option and Stock Bonus Plan vary from person to person, and options under the plan are exercisable subject to certain standard conditions.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In September 2002, our board of directors set the compensation for Randy Zych, our Chairman of the Board. Mr. Zych has executed an employment agreement with RPM effective September 1, 2002 that provides for annual salary of $125,000 and a fully-vested three-year option to purchase up to 2,500,000 shares of common stock at an exercise price of $.50 per share, which was above the closing price of a share of our common stock on that date. On September 30, 2002, Mr. Zych was granted a fully-vested three-year option to purchase up to 250,000 shares of Class A Preferred Stock at an exercise price of $5.00 per share, which is $.50 per share of common stock on an as-converted basis, which was the closing price of a share of our common stock on that date. Additionally Mr. Zych was issued 15,00 shares of Class B Preferred Stock with voting rights equal 100 votes per share of Class Preferred Stock or 1,500,000 votes.

In September 2002, our board of directors set the compensation for Charles Foerg, our interim President. Mr. Foerg has executed an employment agreement with RPM effective September 1, 2002 that provides for annual salary of $85,000 and a fully-vested three-year option to purchase up to 1,000,000 shares of common stock at an exercise price of $.50 per share, which was above the closing price of a share of our common stock on that date. On September 30, 2002, Mr. Foerg was granted a fully-vested three-year option to purchase up to 250,000 shares of Class A Preferred Stock at an exercise price of $5.00 per share, which is $.50 per share of common stock on an as-converted basis, which was the closing price of a share of our common stock on that date. Additionally Mr. Foerg was issued 15,00 shares of Class B Preferred Stock with voting rights equal 100 votes per share of Class Preferred Stock or 1,500,000 votes.

On September 3, 2002 we issued 500,000 shares of restricted common stock valued at $50,000 to our Chairman, Randy Zych as partial payment for accrued compensation.

On September 3, 2002 we issued 500,000 shares of common stock valued at $50,000 to our President, Charles Foerg, as partial payment for accrued compensation.

On September 3, 2002 we issued 15,000 shares of Class B Preferred Stock to Randy Zych for $1.00 per share, an aggregate amount of $15,000 as partial payment for accrued compensation.

On September 3, 2002 we issued 15,000 shares of Class B Preferred Stock to Charles Foerg for $1.00 per share, an aggregate amount of $15,000 as partial payment for accrued compensation.

On September 3, 2002 we issued of an option to purchase 250,000 shares of Class A Preferred stock at an exercise price of $5.00 to Randy Zych exercisable until September 1, 2005.

On September 3, 2002 we issued of an option to purchase 250,000 shares of Class A Preferred stock at an exercise price of $5.00 to Charles Foerg exercisable until September 1, 2005.


ITEM 13.        EXHIBITS AND REPORTS ON FORM 8-K.

        (a)     Exhibits.

Reference is made to the Index to Exhibits that follows the consolidated financial statements contained in this report.

        (b)     Reports on Form 8-K.

During the quarter ended December 31, 2002, the Registrant did not file any current reports on Form 8-K.

RPM TECHNOLOGIES, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003
                                                                        Page

Report of Independent Certified Public Accountants                      F-2

Financial Statements

        Balance Sheets
        as of December 31, 2002 and 2001                                F-3

        Statements of Operations and Comprehensive Loss
        for the years ended December 31, 2002 and 2001                  F-5

        Statement of Changes in Shareholders' Equity
        for the years ended December 31, 2002 and 2001                  F-6

        Statements of Cash Flows
        for the years ended December 31, 2002 and 2001                  F-7

        Notes to Financial Statements                                   F-8

        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
RPM Technologies, Inc.

We have audited the accompanying balance sheets of RPM Technologies, Inc. (a Delaware corporation) as of December 31, 2002 and 2001 and the related statements of operations and comprehensive loss, changes in shareholders'
equity and cash flows for the each of the two years then ended.   These
financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RPM Technologies, Inc. as of December 31, 2002 and 2001 and the results of its operations and its cash flows for the each of the two years then ended, in conformity with generally accepted accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. At the present time, the Company is not performing at levels significant enough to support daily operations. The Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis. The Company remains dependent upon additional external sources of financing; however, there can be no assurance that the Company will be able to obtain additional funding or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company. Management's plan to provide for future operations is discussed in Note C to the Financial Statements. These circumstances create substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not contain any adjustments that might result from the outcome of these uncertainties.


                                S. W. HATFIELD, CPA
Dallas, Texas
March 3, 2003


RPM Technologies, Inc.
Balance Sheets
December 31, 2002 and 2001


                                                December 31,            December 31,
                                                      2002                      2001
                                                ------------            ------------
                                        ASSETS
                                        ------
Current Assets
        Cash on hand and in bank                $   105,689             $     50,889
        Accounts receivable - Trade,
         net of allowance for doubtful accounts
         of $-0- and $-0-, respectively             139,800                   66,687
        Inventory - at lower of cost or market       11,100                        -
                                               ------------             -------------
         Total Current Assets                       256,589                   117,576
                                               ------------             -------------

Property and Equipment - at cost
        Molds, tools and dies                       636,979                   597,479
        Computer equipment                           14,000                    14,000
                                               ------------              ------------
                                                    650,979                   611,479
        Accumulated depreciation                   (202,942)                 (139,485)
                                               ------------              ------------
        Net Property and Equipment                  448,037                   471,994
                                               ------------              ------------
Total Assets                                   $    704,626               $   589,570
                                               ============              ============


                                     - Continued -

The accompanying notes are an integral part of these financial statements.



RPM Technologies, Inc.
Balance Sheets - Continued
December 31, 2002 and 2001


                                                December 31,              December 31,
                                                      2002                       2001
                                                ------------              ------------
                        LIABILITIES AND SHAREHOLDERS' EQUITY
                        ------------------------------------
Current Liabilities
        Note payable                            $     50,000            $           -
        Accounts payable - trade                     153,010                  115,776
        Accrued officer compensation                 380,000                  240,000
        Accrued interest payable                       4,890                        -
                                                ------------            -------------
                Total Current Liabilities            587,900                  355,776
                                                ------------            -------------
Long-Term Liabilities
        Deferred compensation -
        fair value of vested stock options           525,000                        -
                                                ------------            -------------
                Total Liabilities                  1,110,900                1,014,053
                                                ------------            -------------

Commitments and Contingencies


Shareholders' Equity
        Preferred stock - $0.001 par value
         50,000,000 shares authorized
         Series A - none issued and outstanding           -                         -
         Series B - 30,000 shares issued and
           outstanding                                   30                         -
        Common stock - $0.001 par value.
         250,000,000 shares authorized.
         9,933,010 and 3,290,513 shares
         issued and outstanding, respectively         9,933                     3,291
         Additional paid-in capital               8,020,906                 5,630,116
         Accumulated deficit                     (8,282,143)               (5,399,613)
                                                -----------              ------------
                                                   (251,274)                  233,794
        Stock subscription receivable              (157,000)                        -
                                                -----------              ------------
                Total Shareholders' Equity         (408,274)                  233,794
                                                -----------              ------------

Total Liabilities and Shareholders' Equity      $   704,626              $    589,570
                                                ===========              ============

The accompanying notes are an integral part of these financial statements.



RPM Technologies, Inc.
Statements of Operations and Comprehensive Loss
Years ended December 31, 2002 and 2001

                                                Year ended               Year ended
                                                December 31,            December 31,
                                                       2002                    2001
                                                ------------           ------------
Revenues                                         $   222,241              $  97,299

Cost of Sales                                        146,344                 90,689

Gross Profit                                          75,897                  6,610

Expenses
        Research and development costs                 1,100                      -
        Sales and marketing expenses                   6,453                 10,745
        Payroll and related expenses                 365,941                250,337
        Professional and consulting fees             479,684                 85,839
        General and administrative expenses          115,389                 62,372
        Interest expense                               4,890                      -
        Depreciation                                  63,457                 64,142
        Compensation expense related to fair
                value of granted stock options       525,000                      -
        Compensation expense related to common
          stock issuances at less than
          "fair value"                             1,396,513                      -
                                                ------------            -----------
          Total operating expenses                 2,958,427                473,435

Loss from operations                              (2,882,530)              (466,825)
                                                ------------            -----------
Other Income
        Interest income                                    -                  5,631
                                                ------------            -----------
Loss before Income Taxes                          (2,882,530)              (461,194)

Provision for Income Taxes                                 -                      -
                                                ------------            -----------
Net Loss                                          (2,882,530)              (461,194)

Other comprehensive income                             -                          -
                                                ------------             -----------
Comprehensive Loss                               $(2,882,530)              $(461,194)
                                                =============            ============
Loss per weighted-average share of
        common stock outstanding,
        computed on Net Loss -
        basic and fully diluted                       $(0.51)                 $(0.14)
                                                        ====                    ====
Weighted-average number of shares of
        common stock outstanding                   5,625,631               3,254,340

The accompanying notes are an integral part of these financial statements.



RPM Technologies, Inc.
Statement of Changes in Shareholders' Equity
Years ended December 31, 2002 and 2001


                            Series B                             Additional       Stock
                         Preferred Stock       Common Stock       paid-in       subscription    Accumulated
                        Shares    Amount      Shares    Amount    capital        receivable       deficit        Total
                        --------------------  ----------------   ----------     -------------   -----------     --------
Balances at
 January 1, 2001          -       $   -      3,251,513  $3,252   $5,472,655     $      -        $(4,938,419)    $537,488

Common stock issued for
 Services and expenses    -           -         39,000      39       97,461             -               -         97,500

Capital contributed to
 support corporate entity -           -              -       -       60,000             -               -         60,000

Net loss for the year     -           -              -       -            -             -          (461,194)    (461,194)
                        -----     ------     ---------    -----    ---------    -----------     ------------    ---------
Balances at
 December 31, 2001        -           -      3,290,513    3,291    5,630,116             -        (5,399,613)     233,794

Common stock issued for
 Cash                     -           -      4,050,000    4,050    1,698,450      (157,000)              -      1,545,500
 Professional fees        -           -      1,592,500    1,592      538,370             -               -        539,962
 Payment of officer
  compensation          30,000       30      1,000,000    1,000      153,970             -               -        155,000

Net loss for the year     -           -             -        -            -             -        (2,882,530)  (2,882,530)
                        ------    ------    ---------   ------   ----------     ---------       ------------  -----------
Balances at
 December 31, 2002      30,000      $30     9,933,013   $9,933   $8,020,906     $(157,000)      $(8,282,143)  $ (408,274)
                        ======    ======    =========   ======   ==========     ==========      ============  ===========

The accompanying notes are an integral part of these financial statements.


RPM Technologies, Inc.
Statements of Cash Flows
Years ended December 31, 2002 and 2001

                                           Year ended              Year ended
                                          December 31,            December 31,
                                                2002                     2001
                                          ------------            ------------
Cash Flows from Operating Activities
  Net Loss                                $(2,882,530)            $  (461,194)
    Adjustments to reconcile net
   income to net cash
   provided by operating activities
    Depreciation                               63,457                   64,142
    Executive compensation contributed
      by shareholder/officers                       -                   60,000
    Expenses paid with common stock           600,950                   97,500
    Compensation expense related to fair
      value of granted stock options          525,000                        -
    Compensation expense related to
      common stock
      issuances at less than
      "fair value"                          1,396,513                        -
    (Increase) Decrease in
      Accounts receivable -
      trade and other                         (73,113)                 (66,156)
    Inventory                                 (11,100)                   7,464
    Prepaid expenses and other                      -                    3,682
    Increase (Decrease) in
    Accounts payable and other                 37,233                   82,776
    Accrued interest payable                    4,890                        -
    Accrued officers compensation             170,000                   60,000
                                             --------                 --------
Net cash provided by (used in)
  operating activities                       (168,700)                (151,786)
                                             --------                 ---------

Cash Flows from Investing Activities
  Purchase of property and equipment          (39,500)                  (8,190)
                                              --------                ---------
Net cash used in investing activitie          (39,500)                  (8,190)
                                              --------                ---------
Cash Flows from Financing Activities
  Funds advanced by (paid to) affiliate - net       -                   (4,921)
  Proceeds from note payable                   50,000                        -
  Proceeds from sales of common stock         213,000                        -
                                              -------                 ---------
Net cash provided by (used in) financing
  activities                                  263,000                   (4,921)
                                              -------                 ---------
Increase (Decrease) in Cash and Cash
  Equivalents                                  54,800                 (164,897)
Cash and cash equivalents at beginning
  of period                                    50,889                  215,786
                                              -------                 ---------

Cash and cash equivalents at end of period   $105,689                $  50,889
                                             =========                =========
Supplemental Disclosures of Interest and
 Income Taxes Paid
  Interest paid during the period            $      -               $        -
                                              ========               ==========
  Income taxes paid (refunded)               $      -               $        -
                                              ========               ==========
Supplemental Disclosure of Non-Cash
 Investing and Financing Activities
  Issuance of common stock in payment of
   accrued officers compensation             $ 125,000              $        -
                                              ========               ==========

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

        RPM Technologies, Inc.
        Notes to Financial Statements - Continued


Note C - Going Concern Uncertainty

During Calendar 2002, the Company experienced increased sales volume, increases in inquiries for product information and tentative commitments for product orders in future periods. Revenues increased from approximately $112,600 in Calendar 2001 to approximately $222,200 in Calendar 2002. Management is of the opinion that sales of the Company's products during Calendar 2003 will enable operations to reach a self-supporting level. However, there is a distinct possibility that additional capital may be required to develop new products, acquire inventory and finance accounts receivable to provide industry-standard terms.

These circumstances create substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not contain any adjustments that might result from the outcome of these uncertainties.


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

5.      Advertising expenses

The Company does not utilize direct solicitation advertising. All other advertising and marketing expenses are charged to operations as incurred.

6.      Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. At December 31, 2002 and 2001, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization.

        RPM Technologies, Inc.
        Notes to Financial Statements - Continued

Note D - Summary of Significant Accounting Policies - Continued

7.      Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing the net income
(loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of December 31, 2002 and 2001, the Company has no outstanding stock options and the Company's outstanding stock warrants are anti-dilutive due to the Company's net operating loss position.


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

Note F - Concentrations of Credit Risk

The Company maintains its cash accounts in a financial institution subject to insurance coverage issued by the Federal Deposit Insurance Corporation
(FDIC). Under FDIC rules, the Company is entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During the nine months ended December 31, 2002 and 2001, respectively, the Company had deposits in a financial institution with credit risk exposures in excess of statutory FDIC coverage. The Company incurred no losses during 2002 or 2001 as a result of any unsecured bank balance.

        (Remainder of this page left blank intentionally)

        RPM Technologies, Inc.
        Notes to Financial Statements - Continued

Note G - Property and Equipment

Property and equipment consist of the following components at December 31, 2002 and 2001, respectively:

                             December 31,   December 31,
                                    2002           2001   Estimated life
                             ------------   -----------   ---------------
Molds, tools and dies           $636,979       $597,479     10 years
Computer equipment                14,000         14,000      3 years
                                --------       --------
                                 650,979        611,479
Accumulated depreciation        (202,942)      (139,485)
                                --------       --------
Net property and equipment      $448,037       $471,994
                                ========       ========

Depreciation expense for the years ended December 31, 2002 and 2001, respectively, was approximately $63,457 and $64,142.

Note H - Income Taxes

The components of income tax (benefit) expense for the years ended December 31, 2002 and 2001, respectively, are as follows:

                Year ended              Year ended
                December 31,            December 31,
                       2002                    2001
Federal:
  Current       $     -                 $    -
  Deferred            -                      -
                      -                      -
State:
  Current             -                      -
  Deferred            -                      -
                      -                      -
  Total         $     -                 $    -

As of December 31, 2002, the Company has a net operating loss carryforward of approximately $2,500,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2018. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

        RPM Technologies, Inc.
        Notes to Financial Statements - Continued

Note H - Income Taxes - Continued

The Company's income tax expense (benefit) for the years ended December 31, 2002 and 2001, respectively, differed from the statutory federal rate of 34 percent as follows:

                             Year ended         Year ended
                            December 31,        December 31,
                                   2002                2001
                            ------------        ------------
Statutory rate applied to
 income before income taxes   $(918,000)         $(157,000)
Increase (decrease) in
 income taxes resulting
 from:
  State income taxes            -               -
  Other, including reserve
   for deferred tax asset
   and application of net
   operating loss
   carryforward                918,000             157,000

    Income tax expense       $       -          $        -
                              ========           =========

Temporary differences, consisting primarily of statutory deferrals of expenses for pre-operations interest expense, research and development expenses and start-up costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of December 31, 2002 and 2001, respectively:

                        December 31,    December 31,
                               2002            2001
                        ------------    ------------
  Deferred tax assets
    Net operating loss
     carryforwards          $850,000        $476,000
     Less valuation
      allowance             (850,000)       (476,000)
                            ---------       ---------
  Net Deferred Tax
   Asset                    $       -       $      -
                            =========       =========

For the years ended December 31, 2002 and 2001, respectively, the valuation allowance increased by the approximate following amounts over the previously reported balances for the years ended December 31, 2001 and 2000: $374,000 and $156,000.

Note I - Preferred Stock Transactions

The Company is authorized to issue up to 50,000,000 shares of $0.001 par value preferred stock. Preferred stock may be issued from time to time in one or more series, and the Company's Board of Directors, without action by the holders of common stock, may fix or alter the voting rights, redemption provisions, dividend rights, dividend rates, claims to our assets superior to those of holders of our common stock, conversion rights and any other rights, preferences, privileges and restrictions of any wholly unissued series of preferred stock. The Board of Directors, without shareholder approval, can issue shares of preferred stock with rights that could adversely affect the rights of the holders of common stock.

During Calendar 2002, the Company's Board of Directors established two separate classes of Preferred Stock - Class A and Class B.

        RPM Technologies, Inc.
        Notes to Financial Statements - Continued

Note I - Preferred Stock Transactions - Continued

Each share of Class A Preferred has a stated value of $5.00 per share and is convertible into 10 shares of our common stock. The Class A Preferred does not have any liquidation reference, voting rights, other conversion rights, anti-dilution rights or any other preferential rights. The Board of Directors, on September 3, 2002, granted options to purchase 250,000 shares of Class A Preferred Stock each to Randy Zych, the Company's Chairman, and Charles Foerg, the Company's President.

Each share of Class B Preferred has a stated value of $1.00 and is entitled to 100 votes per share on all matters presented to our shareholders for action. The Class B Preferred does not have any liquidation preference, additional voting rights, conversion rights, anti-dilution rights or any other preferential rights. On September 3, 2002, the Company issued 15,000 shares of Class B Preferred Stock each, valued at an aggregate $30,000, to Randy Zych, the Company's Chairman, and Charles Foerg, the Company's President, in partial payment of accrued officer compensation. These transactions approximated the discounted "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of the respective transaction and the he Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares.

Note J - Common Stock Transactions

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

In January 2002, the Company sold 300,000 post-reverse split shares of restricted, unregistered common stock to a consultant (Lone Wolf Business Services) for $45,000 cash.

In March 2002, the Company issued an aggregate of 480,000 shares of common stock to three consultants, (Lone Wolf Business Services, Jamie Spangler, John Dennee and P & L Trading, Co., Inc.) providing various management and financial consulting services. These transactions were valued at aggregate amount of approximately $456,000, which approximates the "fair value" of the services provided. 280,000 shares were issued to two consultants (Lone Wolf, Spangler, and Dennee) pursuant to the Company's 2002 Stock Option Plan, filed as a component of the Company's Registration Statement on Form S-8 in February 2002. The remaining 200,000 shares were restricted common stock (P & L).

        RPM Technologies, Inc.
        Notes to Financial Statements - Continued

Note J - Common Stock Transactions - Continued

In April 2002, the Company issued 500,000 shares of restricted common stock at a price of $0.10 per share ($50,000) to a group of accredited investors (represented by P & L Trading Co., Inc.). Included with each share were two warrants to purchase one (1) share of restricted common stock each; a Class A Warrant to purchase one (1) share of restricted common stock at a price of $3.00 per share; and one (1) Class B Warrant to purchase one (1) share of restricted share of common stock at a price of $4.00 per share, both exercisable until March 1, 2004.

In July 2002, the Company issued 824,500 shares of restricted common stock to two consultants providing investment banking, financial, management and business consulting services. These transactions were valued at $82,450, which approximates the "fair value" of the services provided.

In August 2002, the Company issued 500,000 shares of restricted common stock at a price of $0.10 per share ($50,000) to a group of accredited investors (represented by P & L Trading Co., Inc.). Included with each share were two warrants to purchase one (1) share of restricted common stock each; a Class A Warrant to purchase one (1) share of restricted common stock at a price of $3.00 per share; and one (1) Class B Warrant to purchase one (1) share of restricted share of common stock at a price of $4.00 per share, both exercisable until March 1, 2004.

In August and September 2002, the Company issued 288,000 and 1,000,00 shares of restricted common stock to a public relations firm for various consulting services valued at $272,000. On December 2, 2002, the Company canceled these 1,000,000 shares due to non-performance by the consultant of the services contracted.

In September 2002, the Company issued 250,000 shares of restricted common stock at a price of $0.10 per share ($50,000). Included with each share were two warrants to purchase one (1) share of restricted common stock each; a Class A Warrant to purchase one (1) share of restricted common stock at a price of $3.00 per share; and one (1) Class B Warrant to purchase one (1) share of restricted share of common stock at a price of $4.00 per share, both exercisable until March 1, 2004.

In September 2002 the Company issued 500,000 shares of restricted common stock valued at $50,000 to our Chairman, Randy Zych in payment of a signing bonus set forth in a new Employment Agreement dated September 1, 2002.

In September 2002 the Company issued 500,000 shares of restricted common stock valued at $50,000 to our President, Charles Foerg in payment of a signing bonus set forth in a new Employment Agreement dated September 1, 2002.

From November through December 31, 2002 the Company issued 2,500,000 shares pursuant to an Option Agreement sell 2,500,000 shares at a price of $0.10 per share, for $250,000 to a group of accredited investors (represented by P & L Trading Co, Inc.). Included with each share were one warrant to purchase one (1) share of restricted common stock each; a Class B Warrant to purchase one (1) share of restricted common stock at a price of $4.00 per share exercisable until March 1, 2004.

The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares.

        RPM Technologies, Inc.
        Notes to Financial Statements - Continued


Note K - Stock Options

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

The purpose of the 2002 Plan is intended to aid the Company in maintaining and developing a management team, and in attracting new personnel as needed and to provide such personnel with an incentive to remain employees of the Company, to use their best efforts to promote the success of the Company's business, and to provide them with an opportunity to obtain or increase a proprietary interest in the Company. It is also designed to permit the Company to reward those individuals who are not employees of the Company but who management perceives to have contributed to the success of the Company, or who are important to the continued business and operations of the Company.

The 2002 Plan will be administered by the Company's Board of Directors.
The Board of Directors may further delegate administration of the 2002 Plan or specific administrative duties with respect to the 2002 Plan on such terms and to such committees of the Board as it deems proper. The issuance of any options will be approved as specified by the Company's Board of Directors.

The Board of Directors has initially allocated a total of 300,000 shares of common stock to the 2002 Plan. The number of shares of common stock subject to, or issued pursuant to, options granted under the 2002 Plan may be increased or decreased as the Board of Directors deem advisable. At the time any option is granted under the terms of the 2002 Plan, the Company will reserve for issuance the number of shares of supporting common stock subject to such option until it is exercised or expires. The Company may reserve either authorized but unissued shares or issued shares reacquired by the Company.

Each granted option shall have its term established by the Board of Directors, or their designee, at the time the option is granted but in no
event may such term exceed five (5) years.   Once an option is granted, its
term may be modified only as provided for in the 2002 Plan and under the express written provisions of the option.

On March 1, 2002, the Company granted an aggregate 280,000 options to purchase an equivalent number of shares under the 2002 Plan, to three consultants, (Lone Wolf Business Services, Jamie Spangler and John Dennee) providing various management and financial consulting services. These options were exercised upon grant by the receiving parties as compensation for their respective services.


        (Remainder of this page left blank intentionally)

        RPM Technologies, Inc.
        Notes to Financial Statements - Continued

Note K - Stock Options - Continued

2003 Stock Option Plan

On January 29, 2003, the Company filed a Registration Statement on Form S-8 to register 700,000 shares of common stock to support the 2003 Stock Option Plan (2003 Plan). Under the 2003 Plan, the Company may grant options, from time to time, to acquire shares of common stock to employees of the Company or its subsidiaries. In addition, at the discretion of the Board of Directors, options to acquire common stock of the Company may from time to time be granted under this Plan to other individuals, including consultants or advisors, who contribute to the success of the Company or its subsidiaries and are not employees of the Company or its subsidiaries, provided that bona fide services shall be rendered by consultants and advisors and such services shall not be in connection with the offer or sale of securities in a capital-raising transaction and do not directly or indirectly promote or maintain a market in our securities.

The purpose of the 2003 Plan is intended to aid the Company in maintaining and developing a management team, and in attracting new personnel as needed and to provide such personnel with an incentive to remain employees of the Company, to use their best efforts to promote the success of the Company's business, and to provide them with an opportunity to obtain or increase a proprietary interest in the Company. It is also designed to permit the Company to reward those individuals who are not employees of the Company but who management perceives to have contributed to the success of the Company, or who are important to the continued business and operations of the Company.

The 2003 Plan will be administered by the Company's Board of Directors.
The Board of Directors may further delegate administration of the 2003 Plan or specific administrative duties with respect to this Plan on such terms and to such committees of the Board as it deems proper. The issuance of any options will be approved as specified by the Company's Board of Directors.

Initially, the Board of Directors has allocated a total of 1,000,000 shares of common stock to the 2003 Plan. The number of shares of common stock subject to, or issued pursuant to, options granted under the 2003 Plan may be increased or decreased as the Board of Directors deem advisable. At the time any option is granted under the terms of the 2003 Plan, the Company will reserve for issuance the number of shares of supporting common stock subject to such option until it is exercised or expires. The Company may reserve either authorized but unissued shares or issued shares reacquired by the Company.

Each granted option shall have its term established by the Board of Directors, or their designee, at the time the option is granted but in no
event may such term exceed five (5) years.   Once an option is granted, its
term may be modified only as provided for in the 2003 Plan and under the express written provisions of the option.

Through December 31, 2002, the Company has issued no options to acquire common stock under the 2003 Plan.

Other options

On January 15, 2002, the Company granted an aggregate 600,000 options to purchase an equivalent number of shares of common stock as follows: 300,000 shares at $3.00 per share and 300,000 shares at $4.00 per share to an accredited investor in conjunction with the sale of 300,000 shares for gross proceeds of approximately $45,000.

On September 3, 2002, the Company issued Randy Zych, the Company's Chairman, a fully vested three-year option to purchase up to 2,500,000 shares of restricted common stock at an exercise price of $0.50 per share, exercisable until September 1, 2005.

        RPM Technologies, Inc.
        Notes to Financial Statements - Continued


Note K - Stock Options - Continued

Other options - continued

On September 3, 2002, the Company issued Charles Foerg, the Company's President, a fully vested three-year option to purchase up to 1,000,000 shares of restricted common stock at an exercise price of $0.50 per share, exercisable until September 1, 2005.

On October 1, 2002, the Company issued an Option to purchase 2,500,000 shares at a price of $0.10 per share to a group of accredited investors (represented by P & L Trading Co, Inc.) exercisable until December 31, 2002. The Option was fully exercised for 500,000 shares in November 2002 and 2,000,000 shares in December 2002.


The following table summarizes all common stock options granted through December 31, 2002.

                 Options         Options        Options         Options         Exercise price
                 granted         exercised      terminated      outstanding     per share
                 -------         ---------      ----------      -----------     --------------
2002 investors   3,100,000       2,500,000               -          600,000      $3.00 - $4.00
2002 officers    3,500,000               -               -        3,500,000              $0.10
Totals           6,600,000       2,500,000               -        4,100,000


The weighted average exercise price of all issued and outstanding options at December 31, 2002 is approximately $0.60 and all issued and outstanding options are vested and eligible for exercise.

In December 2002, FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure". This statement amends SFAS No. 123 "Accounting for Stock-Based Compensation" and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. Effective December 31, 2002, the Company's Board of Directors, in conjunction with public opinion and SFAS 148, elected to expense the imputed compensation cost related to stock options granted during Fiscal 2002.

Year ended December 31, 2002
----------------------------

Expected life of the option:    The initial life of the corresponding
                                option, generally three (3) years

Expected volatility in
  the Company's stock price:    500.0%, which was based on fluctuations of
                                the Company's stock price over the past
                                Fiscal year.

Expected dividends:             Zero (0.00) based on past performance

Anticipated risk free
  interest rate:                Estimated to be 6.0%.

This calculation resulted in approximately $525,000 being charged to operations for the year ended December 31, 2002 for stock options issued during the year.

        RPM Technologies, Inc.
        Notes to Financial Statements - Continued

Note L - Stock Warrants

In April 2002, the Company in conjunction with the sale of 500,000 shares of restricted common stock, issued 1,000,000 warrants to purchase one (1) share of restricted common stock each; 500,000 Class A Warrants to purchase one (1) share of restricted common stock at a price of $3.00 per share; and 500,000 Class B Warrant to purchase one (1) share of restricted share of common stock at a price of $4.00 per share, both exercisable until March 1, 2004.

In August 2002, the Company in conjunction with the sale of 500,000 shares of restricted common stock, issued 1,000,000 warrants to purchase one (1) share of restricted common stock each; 500,000 Class A Warrants to purchase one (1) share of restricted common stock at a price of $3.00 per share; and 500,000 Class B Warrant to purchase one (1) share of restricted share of common stock at a price of $4.00 per share, both exercisable until March 1, 2004.

In September 2002, the Company, in conjunction with the sale of 250,000 shares of restricted common stock, issued 500,000 warrants to purchase one
(1) share of restricted common stock each; 250,000 Class A Warrants to purchase one (1) share of restricted common stock at a price of $3.00 per share; and 250,000 Class B Warrant to purchase one (1) share of restricted share of common stock at a price of $4.00 per share, both exercisable until March 1, 2004.

From November through December 31, 2002, the Company, in conjunction with the sale of 2,500,000 shares of restricted common stock, issued 2,500,000 Class B Warrant to purchase one (1) share of restricted share of common stock at a price of $4.00 per share, both exercisable until March 1, 2004.

                                          Warrants
                      Warrants          outstanding at
                      originally         December 31,
                        issued              2002          Exercise price

2002 - Series A         2,050,000               2,050,000       $3.00 per share
2002 - Series B         4,150,000               4,150,000       $4.00 per share

Totals at December 31, 2002             6,200,000               6,200,000

Note M - Contributed Capital

Executive management and oversight services are provided to the Company by two controlling shareholders/officers. Through December 31, 2001, these two individuals have an informal, unwritten agreement with the Company whereby they will provide their services to the Company at an annual salary of $60,000 each, with one-half, or $30,000, to be contributed to the Company as "additional paid-in capital" and one-half, or $30,000, to be accrued and paid at a future date when the Company's cash flows will support the repayment.


        (Remainder of this page left blank intentionally)

        RPM Technologies, Inc.
        Notes to Financial Statements - Continued

Note N - Commitments

Product Development

In January 2000, the Company purchased the rights to a pallet related product for $1,100 cash. Additionally, upon successful development of the product and marketplace acceptance of the product, the Company is obligated to issue 5,000 post-reverse split shares (25,000 pre-reverse split shares) of unregistered, restricted common stock.

As of December 31, 2002, the Company has completed some initial market demand studies and remains in the research and development phase on this product. No identifiable market demand has been recognized and no sales have been made. Accordingly, the Company is not liable to make the additional payment of 5,000 post-reverse split shares of unregistered, restricted common stock. As of December 31, 2002, due to uncertain market demand for this product, management is unable to reach a determination of the ultimate settlement of these product rights. In the event that the Company can successfully bring this product to market, the Company will be liable for a royalty payment of approximately $7.50 per unit sold.

If the rights to this product are eventually consummated in total, the value of the 25,000 shares to be issued will be recorded at the discounted (approximately 50.0%) of the "fair value" of the Company's common stock at the date of the issuance of the shares, if the Company's stock is trading in a public market, or the equivalent cash value of equivalent shares which have been sold by the Company in prior periods.

Officer Compensation

For periods prior to January 1, 2002, the Company's two controlling shareholders/officers had an informal, unwritten agreement with the Company whereby they will provided their services to the Company at an annual salary of $60,000 each, with one-half, or $30,000, to be contributed to the Company as "additional paid-in capital" and one-half, or $30,000, to be accrued and paid at a future date when the Company's cash flows will support the repayment.

Effective January 1, 2002, these officers/shareholders have amended their informal, unwritten agreement whereby the Company will pay each of them an annual salary of $85,000, to be accrued and paid at a future time when the Company has the available cash flow to retire the debt.

On September 1, 2002, the Company's Board of Directors ratified an Employment Agreement (Agreement) with Randy Zych to serve as the Company's Chairman of the Board and Chief Executive Officer. The Agreement term was effective as of September 1, 2002 and expires on the third anniversary date of the Agreement with an automatic five (5) year extension unless either the Company or the President provides a 180-day written notice not to continue the Agreement. This Agreement provides the President with an initial annual base salary of $125,000 per year, payable in cash. Each subsequent year's base salary shall be negotiated between the Company and Mr. Zych in good faith; however, each subsequent year shall not be at an amount less than the initial base amount of $125,000. Further, the Company paid a signing bonus of 500,000 shares of restricted, unregistered common stock upon execution of this Agreement.

Further, the Chief Executive Officer was granted 250,000 options purchase shares of the Company's Class A Preferred Stock at a price of $5.00 per share. These options vest upon execution of this Agreement and expire on the third anniversary date of this Agreement with an option to renew, if unexercised, for up to an additional three years.

        RPM Technologies, Inc.
        Notes to Financial Statements - Continued

Note N - Commitments - Continued

Officer Compensation - continued

On September 1, 2002, the Company's Board of Directors ratified an Employment Agreement (Agreement) with Charles Foerg to serve as the Company's President. The Agreement term was effective as of September 1, 2002 and expires on the third anniversary date of the Agreement with an automatic five (5) year extension unless either the Company or the President provides a 180-day written notice not to continue the Agreement. This Agreement provides the President with an initial annual base salary of $125,000 per year, payable in cash. Each subsequent year's base salary shall be negotiated between the Company and Mr. Zych in good faith; however, each subsequent year shall not be at an amount less than the initial base amount of $125,000. Further, the Company paid a signing bonus of 500,000 shares of restricted, unregistered common stock upon execution of this Agreement.

Further, the President was granted 250,000 options purchase shares of the Company's Class A Preferred Stock at a price of $5.00 per share. These options vest upon execution of this Agreement and expire on the third anniversary date of this Agreement with an option to renew, if unexercised, for up to an additional three years.

On September 3, 2002, the Company issued 15,000 shares of Series B Preferred Stock, valued at $15,000, each to Randy Zych, the Company's Chairman, and Charles Foerg, the Company's President, in partial payment of accrued officer compensation. These transactions approximated the discounted "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of the respective transaction and the he Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares.

As of December 31, 2002 and 2001, respectively, the Company has accrued approximately $380,000 and $240,000 in earned, but unpaid, officer compensation.



        (Remainder of this page left blank intentionally)

INDEX TO EXHIBITS

Exhibit
Number           Description
-------          -----------
2.1 Certificate and Agreement of Merger by and among RPM Technologies, Inc., Colorado and
        Mann Enterprises, Inc. dated March 17, 2000 (1)

2.2 Asset Purchase Agreement by and between the Company and Savoia Corporation dated January 4,
        1999 (1)

3.1 Articles of Incorporation of the Company, as amended (1)

3.2     By-Laws of the Company, as amended (1)

4.1     Form of Stock Certificate of Common Stock (1)

10.1 Employment Agreement dated September 1, 2002 between the Registrant and Randy Zych (#)

10.2 Employment Agreement dated September 1, 2002 between the Registrant and Charles Foerg (#)

10.3    RPM Non-Qualified Stock Option and Stock Bonus
        Plan effective February 28, 2002(2)

10.4    Amended Non-Qualified Stock Option and Stock
        Bonus Plan effective February 6, 2003 (3)
_________________

(#) Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit.

(1) Filed as an exhibit to the Registrant's Form 10 filed with the Securities and Exchange Commission on August 24, 2001 (Registration No. 000-31291) and incorporated herein by reference.

(2)     Filed as an exhibit to the Registrant's Form S-8 filed with the
        Securities   and  Exchange   Commission  on   February 28, 2002
        (Registration No. 333-83520) and incorporated herein by reference.

(3)     Filed as an exhibit to the Registrant's Form S-8 filed with the
        Securities   and   Exchange   Commission   on   February 6, 2003
        (Registration No. 333-103015) and incorporated herein by reference.


SIGNATURES

In accordance  with Section  13 or  15(d) of  the Exchange Act, the
Registrant  caused   this report   to  be  signed  on   its behalf  by  the
undersigned  thereunto duly authorized as of the 31st day of March, 2003.



                                               RPM TECHNOLOGIES, INC.
                                               By: /S/ RANDY ZYCH
                                               ----------------------------
                                               Randy Zych
                                               Chief Executive Officer
                                               (Principal Executive Officer)
                                               and Chairman of the Board

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and as of the dates indicated.

Name                         Title                         Date


/S/ RANDY ZYCH          Chairman of the Board,          March 31, 2003
RANDY ZYCH              Chief Executive Officer
                        (principal executive officer)
                        and Director

/S/CHARLES FOERG        Interim President,
CHARLES FOERG           Secretary/Treasurer and         March 31, 2003
                        Director


/S/DAVID LADE           Financial Officer               March 31, 2003
DAVID LADE              Director


CERTIFICATIONS

I, Randy Zych, certify that:

1.      I have reviewed this annual report on Form 10-KSB of RPM
Technologies, Inc. ("annual report");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: March 31, 2003                        /S/ RANDY ZYCH
                                                Randy Zych
                                                Chief Executive Officer
                                                (Principal Executive Officer)

I, Charles Foerg, certify that:

1.      I have reviewed this annual report on Form 10-KSB of RPM
Technologies, Inc. ("annual report");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: March 31, 2003                            /S/ CHARLES FOERG
                                                    Charles Foerg
                                                    President,
                                                    Secretary/Treasurer


EXHIBITS FILED WITH THIS REPORT

Exhibit
Number                Description
------                -----------
10.1 Employment Agreement dated September 1, 2002 between the Registrant and Randy Zych

10.2 Employment Agreement dated September 1, 2002 between the Registrant and Charles Foerg

99.1 Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
        Section 906 of the Sarbanes-Oxley Act Of 2002