Form 10QSB
period 2003-03-31
RPM TECHNOLOGIES INC
filed 2003-05-20
CIK 1099150

<pre>
                        U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington D.C.  20549

                                     FORM 10-QSB

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2003.

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 16, 2003: 9,933,013

Transitional Small Business Disclosure Format (check one):      YES       NO X

RPM Technologies, Inc.
Form 10-QSB for the Quarter ended March 31, 2003
Table of Contents

                                                                      Page
Part I - Financial Information

Item 1  Financial Statements.............................................3

Item 2  Management's Discussion and Analysis or Plan of Operation.......19

Part II - Other Information

Item 1  Legal Proceedings...............................................20

Item 2  Changes in Securities...........................................20

Item 3  Defaults Upon Senior Securities.................................20

Item 4  Submission of Matters to a Vote of Security Holders.............20

Item 5  Other Information...............................................20

Item 6  Exhibits and Reports on Form 8-K................................21

Signatures..............................................................22

Certifications pursuant to Sarbanes Oxley Act of 2002...................23

Item 1 - Part 1 - Financial Statements

RPM Technologies, Inc.
Balance Sheets
March 31, 2003 and 2002
(Unaudited)

                                                      March 31,                March 31,
                                                           2003                     2002
                                                        --------                --------
        ASSETS

Current Assets
Cash on hand and in bank                            $     89,931             $    58,743
Accounts receivable - Trade and Other                    188,984                  80,080
Inventory - at lower of cost or market                    11,100                      -
                                                         -------                 -------
Total current assets                                     290,015                 138,823

Property and Equipment - at cost
Molds, tools and dies                                    648,239                 597,479
Computer equipment                                        14,000                  14,000
                                                         -------                 -------
                                                         662,239                 611,479
Accumulated depreciation                                (219,148)               (155,103)
                                                         --------               --------
Net Property and Equipment                               443,091                 456,376

Total Assets                                         $   733,106             $   595,199
                                                         =======                 =======
        LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Note payable                                         $    50,000             $    50,000
Accounts payable - trade                                 156,239                 106,099
Accrued interest payable                                   5,890                   1,192
Accrued officer compensation                             412,450                 282,500
                                                         -------                 -------
Total Current Liabilities                                624,579                 439,791

Commitments and Contingencies

Shareholders' Equity
Preferred stock - $0.001 par value
50,000,000 shares authorized
    Series A - none issued and outstanding                      -                       -
    Series B - none issued and outstanding                     30
Common stock - $0.001 par value.
250,000,000 shares authorized.
9,933,013 and 4,070,513 shares
issued and outstanding, respectively                        9,933                  4,071
Additional paid-in capital                              7,990,906              5,818,336
Accumulated deficit                                    (8,390,342)            (5,646,999)
                                                        ---------              ---------
                                                         (389,473)               175,408
Stock subscription receivable                             (27,000)                     -
                                                         ---------              ---------
Total shareholders' equity                               (416,473)               155,408

Total Liabilities and Shareholders' Equity            $   733,106            $   595,199
                                                          =======                =======

The financial information presented herein has been prepared by management without audit by independent certified public accountants. The accompanying notes are an integral part of these financial statements.

RPM Technologies, Inc.
Statements of Operations and Comprehensive Income
Three months ended March 31, 2003 and 2002
(Unaudited)

                                                                                       Three months      Three months
                                                                                          ended             ended
                                                                                      March 31, 2003      March 31, 2002
                                                                                     ------------------  ------------------
Revenues                                                                                  $95,296         $11,856

Cost of Sales                                                                              80,898          11,026
                                                                                           ------          ------
Gross Profit                                                                               14,398             830

Expenses
Research and development costs                                                                 -               -
Sales and marketing expenses                                                               13,662           1,500
Payroll and related expenses                                                               79,459          53,001
General and administrative expenses                                                        12,270         176,905
Interest expense                                                                            1,000           1,192
Depreciation                                                                               16,206          15,618
                                                                                           ------          ------
Total operating expenses                                                                  122,597         248,216
                                                                                          -------         -------

Loss from operations                                                                     (108,199)       (247,386)

Other Income
Interest income                                                                                -                -
                                                                                           ------          ------
Loss before Income Taxes                                                                 (108,199)       (247,386)

Provision for Income Taxes                                                                      -               -
                                                                                           -------        -------
Net Loss                                                                                 (108,199)       (247,386)
Other comprehensive income                                                                       -              -
                                                                                          ----------     ----------
Comprehensive Income                                                                     $(108,199)      $(247,386)
                                                                                          =========      =========
Loss per weighted-average share of
common stock outstanding,
computed on Net Loss - basic
and fully diluted                                                                           $(0.01)        $(0.07)
                                                                                            =======        =======
Weighted-average number of shares
of common stock outstanding                                                               4,933,013     3,634,513
                                                                                          =========     =========
The financial information presented herein has been prepared by management without audit by independent certified public accountants. The accompanying notes are an integral part of these financial statements.

RPM Technologies, Inc.
Statements of Cash Flows
Three months ended March 31, 2003 and 2002
(Unaudited)

                                                                 Three months      Three months
                                                                     ended            ended
                                                             March 31, 2003      March 31, 2002
                                                             ------------------  ------------------
Cash Flows from Operating Activities

Net Loss                                                         $(108,199)         $(247,386)
Adjustments to reconcile net income to net cash
 provided by operating activities
 Depreciation                                                       16,206             15,618
Consulting fees paid with common stock                                   -            144,000
Executive compensation contributed by shareholder/officers               -                  -
(Increase) Decrease in
Accounts receivable - trade and other                              (49,184)           (13,393)
Prepaid expenses and other                                             -                    -
Increase (Decrease) in
Accounts payable and other                                           3,229             (9,677)
Accrued interest payable                                             1,000              1,192
Accrued officers compensation                                       32,450             42,500
                                                                   -------            -------
Net cash provided by (used in) operating activities               (104,498)           (67,146)


Cash Flows from Investing Activities
Purchase of property and equipment                                 (11,260)                 -
                                                                   --------           --------

Net cash used in investing activities                              (39,500)            (8,190)
                                                                   --------           --------

Cash Flows from Financing Activities
Proceeds from note payable                                               -             50,000
Cash paid to acquire capital                                       (30,000)                 -
Proceeds from sales of common stock                                130,000             25,000
                                                                   --------           --------
Net cash provided by (used in) financing activities                100,000             75,000

Increase (Decrease) in Cash and Cash Equivalents                   (15,758)             7,854

Cash and cash equivalents at beginning of period                   105,689             50,889
                                                                   -------           --------
Cash and cash equivalents at end of period                       $  89,931           $ 58,743
                                                                 =========           ========

Supplemental Disclosures of Interest and Income Taxes Paid
Interest paid during the period                                  $       -           $     -
                                                                 =========           ========
Income taxes paid (refunded)                                     $       -           $     -
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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended December 31, 2002. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2003.

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

6.      Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. At March 31, 2003 and 2002, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization.

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

        RPM Technologies, Inc.
        Notes to Financial Statements - Continued

Note F - Concentrations of Credit Risk

The Company maintains its cash accounts in a financial institution subject to insurance coverage issued by the Federal Deposit Insurance Corporation
(FDIC). Under FDIC rules, the Company is entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During the three months ended March 31, 2003 and 2002, respectively, the Company had deposits in a financial institution with credit risk exposures in excess of statutory FDIC coverage. The Company incurred no losses during 2003 or 2002 as a result of any unsecured bank balance.

Note G- Property and Equipment

Property and equipment consist of the following components at March 31, 2003 and 2002, respectively:

                              March 31,        March 31,
                                  2003              2002        Estimated life
                              ---------        ---------        --------------
Molds, tools and dies         $648,239          $597,479        10 years
Computer equipment              14,000            14,000        3 years
                              ---------         --------
                               662,239           611,479
Accumulated depreciation      (219,148)         (155,103)
                              ---------         ---------
Net property and equipment    $443,091          $456,376
                              ========          ========

Depreciation expense for the three months ended March 31, 2003 and 2002, respectively, was approximately $16,206 and $15,618.

Note G - Income Taxes

The components of income tax (benefit) expense for the three months ended March 31, 2003 and 20021, respectively, are as follows:

                 Three months           Three months
                 ended                  ended
                 March 31, 2003         March 31, 2002
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
                ===========             ============

        RPM Technologies, Inc.
        Notes to Financial Statements - Continued

Note H - Income Taxes - Continued

As of March 31, 2003, the Company has a net operating loss carryforward of approximately $3,200,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2018. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.


The Company's income tax expense (benefit) for the three months ended March 31, 2003 and 2002, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                 Three months              Three months
                                                                    ended                    ended
                                                                March 31, 2003           March 31, 2002
                                                               ------------------       ------------------
Statutory rate applied to income before income taxes                $(26,000)               $(84,000)
Increase (decrease) in income taxes resulting from:
State income taxes                                                        -                       -
Other, including reserve for deferred tax asset
and application of net operating loss carryforward                    26,000                  84,000
                                                                    ----------               ---------
                        Income tax expense                          $   -                    $    -
                                                                    ==========               =========

Temporary differences, consisting primarily of statutory deferrals of expenses for pre-operations interest expense, research and development expenses and start-up costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of March 31, 2003 and 2001, respectively:

                                             March 31,               March 31,
                                                  2003                    2002
                                              --------                --------
Deferred tax assets
Net operating loss carryforwards              $876,000                $510,000
Less valuation allowance                      (876,000)               (510,000)
                                              --------                --------

Net Deferred Tax Asset                       $     -                  $    -
                                             ==========               ==========

For the three months ended March 31, 2003 and 2002, respectively, the valuation allowance increased by the approximate following amounts over the previously reported balances for the years ended December 31, 2002 and 2001: $26,000 and $40,000.

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


The following table summarizes all common stock options granted through March 31, 2003.


                        Options         Options         Options         Options         Exercise price
                        granted         exercised       terminated      outstanding           per share
                        -------         ---------       ----------      -----------     ---------------
2002 investors          3,100,000       2,500,000          -            600,000         $3.00 - $4.00
2002 officers           3,500,000            -             -            3,500,000       $0.10

        Totals          6,600,000       2,500,000          -            4,100,000


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

                         Warrants             Warrants
                        originally         outstanding at
                         issued            March 31, 2003   Exercise price
                        ----------         --------------   ---------------
2002 - Series A         2,050,000           2,050,000       $3.00 per share
2002 - Series B         4,150,000           4,150,000       $4.00 per share
                        ---------           ---------
Totals at December
31, 2002                6,200,000           6,200,000


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

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

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

We have not yet had any significant sales of our products and management expects sales to increase in 2003. Accordingly, we have not earned any significant revenues from the sale our pallets. We have no history of significant revenues and have incurred significant losses since the beginning of the development of our plastic pallets. We have a significant accumulated deficit and negative working capital. As a result of our financial condition, our independent auditors have issued an opinion questioning our ability to continue as a going concern.

(3)     Critical Accounting Policies and Estimates

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

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

(4)     Results of Operations

During the quarter ended March 31, 2003, the Company realized revenues of approximately $95,000, a significant increase over the approximately $11,800 for the first three months ended March 31, 2002. We experienced revenues of approximately $80,730 for the fourth quarter of 2002. We continue to experience growth in our sales as the marketplace acceptance of our product increases. Our revenues experience no seasonal volatility; however, are subject to the Company's cash flow position and ability to fulfill orders as they are received from potential customers.

Cost of sales was relatively constant at approximately $80,898 during the three months ended March 31, 2003 as compared to approximately $11,000 during the three months ended March 31, 2002.

For the three months ended March 31, 2003, the Company had total operating expenses of approximately $123,000 as compared to total operating expenses or approximately $248,000 for the comparable period in 2002. The decrease is directly attributable to a decrease of $144,000 in consulting fees paid with common stock of the Company during 2002. The above operating expenses include charges to operations for depreciation expense of approximately $16,200 and $15,600 for the three months ended March 31, 2003 and 2002, respectively. We have undertaken activities to acquire new injection molds for the manufacture of new products. Accordingly, we anticipate increases in depreciation expense in future periods related to these new molds as they are acquired and placed into service.

We experienced a net loss of approximately $(108,000) and $(247,000) for the three months ended March 31, 2003 and 2002, respectively. We recognized a net loss per weighted-average share of common stock outstanding of approximately $(0.01) and $(0.07), respectively.

(5)     Liquidity and Capital Resources

At March 31, 2003, we had working capital of approximately $(334,564) at March 31, 2003 as compared to $(301.000) at March 31, 2002 and approximately $(331,000) at December 31, 2002.

Included in our current assets at March 31, 2003 was cash of approximately $89,900 as compared to approximately $58,700 at March 31, 2002 and approximately $105,700 at December 31, 2002. Additionally, due to our increased sales, we had approximately $189,000 in trade accounts receivable at March 31, 2003 as compared to approximately $139,800 at December 31, 2002. We anticipate to experience fluctuations in our accounts receivable balance due to sales volume, credit terms granted to acquire business and cash collections from our customers.

Management has been and continues to be in discussion with various end users and retailers for the purchase of our plastic pallets. We continue to receive informal commitments to purchase material quantities from these potential customers. It is anticipated that these informal commitments will be converted to firm orders during 2003.

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

Item 3 - Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President, Chief Executive and Chief Financial Officer. Based upon that evaluation, the Company's President, Chief Executive and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Part II Other Information

Item 1 - Legal Proceedings

None

Item 2 - Changes in Securities

None

Item 3 - Defaults on Senior Securities

        None

Item 4 - Submission of Matters to a Vote of Security Holders

The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.

Item 5 - Other Information

None

Item 6 - Exhibits and Reports on Form 8-K

        Exhibits 99.1   Certifications Pursuant to Section 302 of the
        Sarbanes-Oxley Act of 2002

        Reports on Form 8-K

        None

        SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                                     RPM Technologies, Inc.

Dated: May 20, 2003                                         /s/ Randy Zych
                                                      --------------------
                                                                Randy Zych
                                                        Chairman, Director,
                                                    Chief Executive Officer

        Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002


In connection with the Quarterly Report of RPM Technologies, Inc. (Registrant) on Form 10-QSB for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission, on the date hereof, I, Randy Zych, Chief Executive Officer of the Company, certify to the best of my knowledge, pursuant to section 302 of the Sarbanes-Oxley Act of 2002, that:

1. I have reviewed this Quarterly Report on Form 10-QSB of RPM Technologies, Inc. for the quarter ended March 31, 2003.

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4. The registrant's other certifying officers, if any, and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

       b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing
date of this Quarterly Report (the "Evaluation Date"); and c)   presented
in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers, if any, and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers, if any, and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Randy Zych                                        Dated: May 20, 2003
------------------------
Randy Zych
Chief Executive Officer

        Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of RPM Technologies, Inc. (Registrant) on Form 10-QSB for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission, on the date hereof, I, David Lade, Chief Financial Officer of the Company, certify to the best of my knowledge, pursuant to section 302 of the Sarbanes-Oxley Act of 2002, that:

1. I have reviewed this Quarterly Report on Form 10-QSB of RPM Technologies, Inc. for the quarter ended March 31, 2003.

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4. The registrant's other certifying officers, if any, and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

       b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

       c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers, if any, and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers, if any, and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ David Lade                                      Dated: May 20, 2003
______________________
David Lade
Chief Financial Officer