Form 10QSB/A
period 2003-03-31
RPM TECHNOLOGIES INC
filed 2003-06-06
CIK 1099150

<pre>
                        U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington D.C.  20549

                                     FORM 10-QSB/A

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

RPM Technologies, Inc.
Form 10-QSB/A for the Quarter ended March 31, 2003
Table of Contents

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

Item 5  Other Information...............................................20

Item 6  Exhibits and Reports on Form 8-K................................21

Signatures..............................................................22

Certifications pursuant to Sarbanes Oxley Act of 2002...................23

Item 1 - Part 1 - Financial Statements

RPM Technologies, Inc.
Balance Sheets
March 31, 2003 and 2002
(Unaudited)

                                                      March 31,                March 31,
                                                           2003                     2002
                                                        --------                --------
        ASSETS

Current Assets
Cash on hand and in bank                            $     89,931             $    58,743
Accounts receivable - Trade and Other                    188,984                  80,080
Inventory - at lower of cost or market                    11,100                      -
                                                         -------                 -------
Total current assets                                     290,015                 138,823

Property and Equipment - at cost
Molds, tools and dies                                    648,239                 597,479
Computer equipment                                        14,000                  14,000
                                                         -------                 -------
                                                         662,239                 611,479
Accumulated depreciation                                (219,148)               (155,103)
                                                         --------               --------
Net Property and Equipment                               443,091                 456,376

Total Assets                                         $   733,106             $   595,199
                                                         =======                 =======
        LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Note payable                                         $    50,000             $    50,000
Accounts payable - trade                                 156,239                 106,099
Accrued interest payable                                   5,890                   1,192
Accrued officer compensation                             412,450                 282,500
                                                         -------                 -------
Total Current Liabilities                                624,579                 439,791

Long-Term Liabilities
    Deferred compensation - fair value of
      vested stock options	                         525,000                       -
                                                       ---------                 -------
      Total Liabilities				       1,149,579                 439,791
                                                       ---------                 -------
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

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's instructions for Form 10-QSB/A, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2003.

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

Given these uncertainties, readers of this Form 10-QSB/A and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

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

Dated: May 20, 2003                                         /s/ Randy Zych
                                                      --------------------
                                                                Randy Zych
                                                        Chairman, Director,
                                                    Chief Executive Officer

        Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002


In connection with the Quarterly Report of RPM Technologies, Inc. (Registrant) on Form 10-QSB/A for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission, on the date hereof, I, Randy Zych, Chief Executive Officer of the Company, certify to the best of my knowledge, pursuant to section 302 of the Sarbanes-Oxley Act of 2002, that:

1. I have reviewed this Quarterly Report on Form 10-QSB/A of RPM Technologies, Inc. for the quarter ended March 31, 2003.

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


/s/ Randy Zych                                        Dated: June 6, 2003
------------------------
Randy Zych
Chief Executive Officer

        Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of RPM Technologies, Inc. (Registrant) on Form 10-QSB/A for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission, on the date hereof, I, David Lade, Chief Financial Officer of the Company, certify to the best of my knowledge, pursuant to section 302 of the Sarbanes-Oxley Act of 2002, that:

1. I have reviewed this Quarterly Report on Form 10-QSB/A of RPM Technologies, Inc. for the quarter ended March 31, 2003.

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

/s/ David Lade                                      Dated: June 6, 2003
______________________
David Lade
Chief Financial Officer