Form 10QSB
period 2003-06-30
RPM TECHNOLOGIES INC
filed 2003-08-14
CIK 1099150

<pre>
                        U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington D.C.  20549

                                     FORM 10-QSB

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2003.

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: August 14, 2003: 10,003,013

Transitional Small Business Disclosure Format (check one):      YES       NO X

        RPM Technologies, Inc.
        Form 10-QSB for the Quarter ended June 30, 2002
        Table of Contents

                                                                           Page
                                                                           ----
Part I - Financial Information
        Item 1  Financial Statements                                          3
        Item 2  Management's Discussion and Analysis or Plan of Operation    19
        Item 3  Controls and Procedures                                      21

Part II - Other Information
        Item 1  Legal Proceedings                                            21
        Item 2  Changes in Securities                                        21
        Item 3  Defaults Upon Senior Securities                              21
        Item 4  Submission of Matters to a Vote of Security Holders          21
        Item 5  Other Information                                            22
        Item 6  Exhibits and Reports on Form 8-K                             22

Signatures                                                                   22

Item 1 - Part 1 - Financial Statements

RPM Technologies, Inc.
Balance Sheets
June 30, 2003 and 2002
(Unaudited)

                                                        June 30,                June 30,
                                                           2003                    2002
                                                        --------                --------
        ASSETS

Current Assets
Cash on hand and in bank                            $    160,127             $    84,412
Accounts receivable - Trade and Other                    118,985                 121,125
Inventory - at lower of cost or market                    22,860                       0
                                                         -------                 -------
Total current assets                                     301,972                 205,537

Property and Equipment - at cost
Molds, tools and dies                                    648,239                 597,479
Computer equipment                                        14,000                  14,000
                                                         -------                 -------
                                                         662,239                 611,479
Accumulated depreciation                                (235,354)               (170,721)
                                                         --------               --------
Net Property and Equipment                               426,885                 440,758

Total Assets                                         $   728,857             $   646,295
                                                         =======                 =======
        LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Note payable                                         $    50,000             $    50,000
Accounts payable - trade                                 112,181                 143,383
Accrued interest payable                                   6,890                   2,622
Accrued officer compensation                             480,179                 305,000
                                                         -------                 -------
Total Current Liabilities                                619,179                 501,005

Long-term Liabilities
   Deferred compensation - fair value of
    vested stock options                                 525,000                       -
                                                       ---------                 -------
                                                       1,144,179                 439,791

Commitments and Contingencies

Shareholders' Equity
Preferred stock - $0.001 par value
  50,000,000 shares authorized
     Series A - none issued and outstanding                    -                       -
     Series B - 30,000 shares issued and outstanding          30                       -
Common stock - $0.001 par value.
  250,000,000 shares authorized.
  10,003,013 and 4,570,513 shares
  issued and outstanding, respectively                     10,073                  4,571
Additional paid-in capital                              8,025,766              5,867,836
Accumulated deficit                                    (8,454,262)            (5,717,117)
                                                        ---------              ---------
                                                         (388,322)              (155,289)
Stock Subscription Receivable                             (27,000)               (10,000)
Total shareholders' equity                               (415,322)               145,290

Total Liabilities and Shareholders' Equity            $   728,857          $     646,193
                                                          =======                =======

          The financial information presented herein has been prepared by management without audit by independent certified public accountants.
        The accompanying notes are an integral part of these financial statements

RPM Technologies, Inc.
Statements of Operations and Comprehensive Income
Six and Three months ended June 30, 2003 and 2002

        (Unaudited)

                                     Six months              Six months              Three months    Three months
                                          ended                   ended                     ended           ended
                                  June 30, 2003           June 30, 2002             June 30, 2003   June 30, 2002
                                  -------------           -------------             -------------   -------------
Revenues                               $279,796               $ 107,208                  $184,500         $95,352
Cost of Sales                           181,185                  79,660                   100,287          68,634
                                        -------                 -------                    ------          ------
Gross Profit                             98,611                  27,548                    84,213          26,718

Expenses
Research and development costs                0                   1,100                         0           1,100
Sales and marketing expenses             44,889                   1,500                    31,227               0
Payroll and related expenses            118,924                 113,154                    39,465          60,153
General and administrative expenses      42,433                 195,441                    30,164          18,536
Interest expense                          2,000                   2,622                     1,000           1,430
Depreciation                             32,412                  32,236                    16,206          15,618
                                        -------                  ------                    ------          ------
Total operating expenses                240,659                 345,053                   118,062          96,837

Loss from operations                   (142,048)               (317,505)                  (33,849)        (70,119)

Other Income
Interest income                               -                       0                        0                0
                                        -------                 -------                    ------          ------
Loss before Income Taxes               (142,048)               (317,505)                  (33,849)        (70,119)

Provision for Income Taxes                    -                       -                         -               -
                                        -------                 --------                   -------        -------
Net Loss                               (142,048)               (317,505)                  (33,849)        (70,119)

Other comprehensive income                    0                       0                          0              0
                                        -------                --------                    -------        -------
Comprehensive Loss                     (142,048)               (317,505)                  (33,849)       (70,119)
                                      ==========              ==========                  =========      =========
Loss per weighted-average share of
common stock outstanding,
computed on Net Loss - basic
and fully diluted                        $(0.01)                 $(0.08)                    $(0.00)        $(0.02)
                                         =======                 =======                    =======        =======
Weighted-average number of shares
of common stock outstanding            9,937,267              4,082,999                   9,941,475     4,526,557
                                       =========              ==========                  ==========    ==========

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
        The accompanying notes are an integral part of these financial statements

RPM Technologies, Inc.
Statements of Cash Flows
Six months ended June 30, 2003 and 2002

        (Unaudited)

                                                                 Six month          Six months
                                                                     ended               ended
                                                             June 30, 2003       June 30, 2002
                                                             -------------       -------------
Cash Flows from Operating Activities

Net Loss                                                         $(142,048)         $(317,504)

Adjustments to reconcile net income to net cash
 provided by operating activities
   Depreciation                                                     32,412             31,236
   Consulting fees paid with common stock                                0            144,000
   Inventory                                                       (11,761)                 0
   (Increase) Decrease in
      Accounts receivable - trade and other                         20,168            (54,438)
      Prepaid expenses and other
   Increase (Decrease) in
      Accounts payable and other                                   (40,829)            27,607
      Accrued interest payable                                       2,000              2,622
      Accrued officers compensation                                100,179             65,000
                                                                   -------            -------
Net cash provided by (used in) operating activities                (69,302)          (101,477)


Cash Flows from Investing Activities
   Purchase of property and equipment                              (11,260)                 0
                                                                   --------           --------

Net cash used in investing activities                              (11,260)                 0
                                                                    --------          --------

Cash Flows from Financing Activities
   Proceeds from note payable                                            0             50,000
   Cash Paid to acquire stock                                      (30,000)                 0
   Proceeds from sales of common stock                             165,000             85,000
                                                                   --------           --------
Net cash provided by (used in) financing activities                135,000            135,000

Increase (Decrease) in Cash and Cash Equivalents                    54,438             33 523

Cash and cash equivalents at beginning of period                   105,689             50,889
                                                                   -------           --------
Cash and cash equivalents at end of period                       $ 160,127           $ 84,412
                                                                 =========           ========

Supplemental Disclosures of Interest and Income Taxes Paid
Interest paid during the period                                  $       -           $     -
                                                                 =========           ========
Income taxes paid (refunded)                                     $       -           $     -
                                                                 =========           ========

        The financial information presented herein has been prepared by management without audit by independent certified public accountants.
        The accompanying notes are an integral part of these financial statements

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

          financial information presented herein has been prepared by management without audit by independent certified public accountants. The accompanying notes are an integral part of these financial statements

        RPM Technologies, Inc.
        Notes to Financial Statements - Continued

Note C - Going Concern Uncertainty

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

During Calendar 2002, the Company experienced increased sales volume, increases in inquiries for product information and tentative commitments for product orders in future periods. Revenues increased from approximately $112,600 in Calendar 2001 to approximately $222,200 in Calendar 2002. Management is of the opinion that sales of the Company's products during Calendar 2003 will enable operations to reach a self-supporting level during the third quarter of Calendar 2003. However, a possibility continues to exist that additional capital may be required to develop new products, acquire inventory and finance accounts receivable to provide industry-standard terms.

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

          financial information presented herein has been prepared by management without audit by independent certified public accountants. The accompanying notes are an integral part of these financial statements

        RPM Technologies, Inc.
        Notes to Financial Statements - Continued

Note D - Summary of Significant Accounting Policies - Continued

4.      Research and development expenses

Research and development expenses are charged to operations as incurred.

5.      Advertising expenses

The Company does not utilize direct solicitation advertising. All other advertising and marketing expenses are charged to operations as incurred.

6.      Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. At June 30, 2003 and 2002, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization.

7.      Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of June 30, 2003 and 2002, the Company has no outstanding stock options and the Company's outstanding stock warrants are anti-dilutive due to the Company's net operating loss position.


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

          financial information presented herein has been prepared by management without audit by independent certified public accountants. The accompanying notes are an integral part of these financial statements

        RPM Technologies, Inc.
        Notes to Financial Statements - Continued

Note F - Concentrations of Credit Risk

The Company maintains its cash accounts in a financial institution subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company is entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During the three months ended June 30, 2003 and 2002, respectively, the Company had deposits in a financial institution with credit risk exposures in excess of statutory FDIC coverage. The Company incurred no losses during 2003 or 2002 as a result of any unsecured bank balance.


Note G - Property and Equipment

Property and equipment consist of the following components at June 30, 2003 and 2002, respectively:

                            June 30, 2003       June 30, 2002   Estimated life

Molds, tools and dies       $648,239             $597,479        10 years
Computer equipment            14,000               14,000         3 years
                            --------             --------
                             662,239              611,479
                            --------             --------
Accumulated depreciation    (235,354)            (170,721)
                            --------             --------
Net property and equipment  $426,885             $440,758
                            ========             ========

Depreciation expense for the six months ended June 30, 2003 and 2002, respectively, was approximately $32,412 and $31,236.

Note H - Income Taxes

The components of income tax (benefit) expense for the six months ended June 30, 2003 and 2002, respectively, are as follows:
                                        Six months      Six months
                                             ended           ended
                                     June 30, 2003   June 30, 2002
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

          financial information presented herein has been prepared by management without audit by independent certified public accountants. The accompanying notes are an integral part of these financial statements

        RPM Technologies, Inc.
        Notes to Financial Statements - Continued

Note H - Income Taxes - Continued

As of June 30, 2003, the Company has a net operating loss carryforward of approximately $3,200,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2018. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for the six months ended June 30, 2003 and 2002, respectively, differed from the statutory federal rate of 34 percent as follows:
                                                Six months      Six months
                                                ended           ended
                                                June 30, 2003   June 30, 2002

Statutory rate applied to
   income before income taxes                   $(48,000)       $(108,000)
  Increase (decrease) in income
   taxes resulting from:
      State income taxes                               -               -
      Other, including reserve
        for deferred tax asset
        and application of net
        operating loss carryforward               48,000          108,000

   Income tax expense                           $      -        $       -

Temporary differences, consisting primarily of statutory deferrals of expenses for pre-operations interest expense, research and development expenses and start-up costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of June 30, 2003 and 2002, respectively:

                                         June 30, 2003           June 30, 2002
Deferred tax assets
 Net operating loss carryforwards        $1,088,000              $533,000
 Less valuation allowance                (1,088,000)             (533,000)

Net Deferred Tax Asset                   $        -              $      -

For the six months ended June 30, 2003 and 2002, respectively, the valuation allowance increased by the approximate following amounts over the previously reported balances for the years ended December 31, 2002 and 2001: $48,000 and $63,000.

        (Remainder of this page left blank intentionally)

          financial information presented herein has been prepared by management without audit by independent certified public accountants. The accompanying notes are an integral part of these financial statements

        RPM Technologies, Inc.
        Notes to Financial Statements - Continued

Note I - Preferred Stock Transactions

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

          financial information presented herein has been prepared by management without audit by independent certified public accountants. The accompanying notes are an integral part of these financial statements

        RPM Technologies, Inc.
        Notes to Financial Statements - Continued

Note J - Common Stock Transactions - Continued

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

In June 2003, the Company sold an aggregate 70,000 shares at a price of $0.50 per share to a group of private investors, who were existing stockholders, for gross proceeds of approximately $35,000. No underwriters were used in connection with this transaction.

The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on all of the above transactions.

          financial information presented herein has been prepared by management without audit by independent certified public accountants. The accompanying notes are an integral part of these financial statements

        RPM Technologies, Inc.
        Notes to Financial Statements - Continued

Note K - Stock Options

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

        (Remainder of this page left blank intentionally)

          financial information presented herein has been prepared by management without audit by independent certified public accountants. The accompanying notes are an integral part of these financial statements

        RPM Technologies, Inc.
        Notes to Financial Statements - Continued

Note K - Stock Options - Continued

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

          financial information presented herein has been prepared by management without audit by independent certified public accountants. The accompanying notes are an integral part of these financial statements

        RPM Technologies, Inc.
        Notes to Financial Statements - Continued

Note K - Stock Options - Continued

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

The following table summarizes all common stock options granted through June 30, 2003.

                Options    Options    Options     Options     Exercise price
                granted    exercised  terminated  outstanding per share
                ---------  ---------  ----------  ----------- --------------
2002 investors  3,100,000  2,500,000     -        600,000     $3.00 - $4.00
2002 officers   3,500,000          -     -        3,500,000       $0.10
                ---------  ---------  ----------  -----------
   Totals       6,600,000  2,500,000     -        4,100,000
                =========  =========  ==========  =========

The weighted average exercise price of all issued and outstanding options at June 30, 2003 is approximately $0.60 and all issued and outstanding options are vested and eligible for exercise.

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

          financial information presented herein has been prepared by management without audit by independent certified public accountants. The accompanying notes are an integral part of these financial statements

        RPM Technologies, Inc.
        Notes to Financial Statements - Continued

Note L - Stock Warrants

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

                      Warrants         Warrants
                      originally      outstanding at
                      issued          June 30, 2003     Exercise price
                      -----------     ---------------   ----------------
2002 - Series A       2,050,000       2,050,000         $3.00 per share
2002 - Series B       4,150,000       4,150,000         $4.00 per share
                      -----------     ---------------   ----------------
Totals at
December 31, 2002     6,200,000       6,200,000
                      =========       =========

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

        (Remainder of this page left blank intentionally)

          financial information presented herein has been prepared by management without audit by independent certified public accountants. The accompanying notes are an integral part of these financial statements

        RPM Technologies, Inc.
        Notes to Financial Statements - Continued

Note N - Commitments

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

          financial information presented herein has been prepared by management without audit by independent certified public accountants. The accompanying notes are an integral part of these financial statements

        RPM Technologies, Inc.
        Notes to Financial Statements - Continued

Note N - Commitments - Continued

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

        (Remainder of this page left blank intentionally)

          financial information presented herein has been prepared by management without audit by independent certified public accountants. The accompanying notes are an integral part of these financial statements

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

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

The Company continues to experience increasing demand and inquiries for its plastic pallet products. The Company has received, in-house as of the date of this filing, purchase orders from such well-known companies as Toyota, Goodyear, Dow Chemical, Exxon-Mobil, Kraft, Sara Lee, Armstrong World, Smurfit-Stone, Federal Mogul, General Dynamics, Black & Decker, Fuji Film, Baxter Laboratories, Romer, Pollack Paper, Lee Carpet, Bechtel Power, Organic Valley, Transgeonomic, Numatech Industries, Unisea, Leader Manufacturing, Cyber Power Systems, Rockwell International, North American, Biokyowa, Georgia Pacific and others. It is anticipated that these initial purchase orders will become key accounts to our customer base.

Reorders received from these accounts confirm acceptance of the Company's products in the marketplace. The Company also receives daily inquiries from all parts of the US, Canada, Europe and the Middle East. Several large contract purchases of RPM plastic pallets, which we anticipate will account for several million dollars in revenues, are pending with international shippers in India, Saudi Arabia and South America.

The Company continues to promote its line of material-handling products through internet marketing and promotion with six different optimized websites, each directed to a specific market segment.. While primary emphasis is placed on the Company's standard and custom plastic pallets lines, recently added new products give the Company additional depth and enable sales to existing customers that might have otherwise been lost to other vendors. To further buttress international sales efforts, the Company established distributors in Australia, New Zealand, Central America and Canada.
Management expects their contributions to sales to be significant during 2004, but cannot accurately forecast revenues from these sources until a trial period has been successfully completed.

The Company's aggressive entry into the custom plastic pallet market segment is adding sales volume and profit. There is only one major competitor in this marketplace and Company's management continues to be of the opinion that our product line is better and less expensive than the competition. Management has developed a breakthrough in the technology and production of a non-slip plastic pallet product. We believe that we are the first to bring such a product to the market. We have made Initial sales of our non-slip pallet to Toyota and Thyssen Steel for field testing. We anticipate significant interest in this technology in future periods.

With minimal promotion, demand for the Company's custom plastic pallets continues to escalate. While our current supply situation is accommodating, we are currently exploring ways to increase production capacities. The Company acquired various extrusion molds to produce multiple parts. If sales continue to grow at the current rate, it is anticipated that we will be required to expand our contract manufacturing capabilities during the 4th quarter of Calendar 2003.

Additionally, beginning August 1, 2003, the Company added three experienced sales agents who have significant experience and contacts with users of material-handling products. The Company will enhance its infrastructure and add sales and customer service staff when and if sales continue to increase at the rates it has during the last two quarters.

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

(4)     Results of Operations

During the six and three months ended June 30, 2003, the Company realized revenues of approximately $280,000 and $185,000, respectively. This is a significant increase over the approximately $107,000 and $95,352, for the six and three months ended June 30, 2002, respectively. For comparative purposes, we experienced revenues of approximately $80,730 for the fourth quarter of 2002. We continue to experience growth in our sales as the marketplace acceptance of our product increases. Our experience and conversations with current and prospective customers show that our revenues should not experience any seasonal volatility; however, our ability to fulfull orders remain subject to the Company's cash flow position.

Cost of sales was relatively constant at approximately $181,000 for the six months ended June 30, 2003 as compared to approximately $79,660 during the six months ended June 30, 2002. We experienced a gross profit percentage of approximately 35.24% (approximately $99,000) and approximately 25.69% (approximately $28,000) for the respective six month periods ended June 30, 2003 and 2002. We expect to maintain current gross profit margins and, possible improvement, as our sales volume increases so that we can take advantage of production efficiencies in larger runs of pallets for our customers.

For the six months ended June 30, 2003, the Company had total operating expenses of approximately $241,000 as compared to total operating expenses or approximately $345,000 for the comparable period in 2002. The decrease is directly attributable to a decrease of $144,000 in consulting fees paid with common stock of the Company during 2002 as offset by increases in selling expenses related to increased volumes and the payment of commissions to various individuals representing the Company's product line. The above operating expenses include charges to operations for depreciation expense of approximately $32,000 and $31,000 for the six months ended June 30, 2003 and 2002, respectively. We have undertaken activities to acquire new injection molds for the manufacture of new products. Accordingly, we anticipate increases in depreciation expense in future periods related to these new molds as they are acquired and placed into service.

We experienced a net loss of approximately $(142,000) and $(318,000) for the six months ended June 30, 2003 and 2002, respectively. We recognized a net loss per weighted-average share of common stock outstanding of approximately $(0.01) and $(0.08), respectively.

(5)     Liquidity and Capital Resources

At June 30, 2003, we had working capital of approximately $(317,000) at June 30, 2003 as compared to $(295,000) at June 30, 2002 and approximately $(331,000) at December 31, 2002.

Included in our current assets at June 30, 2003 was cash of approximately $160,127 as compared to approximately $84,412 at June 30, 2002 and approximately $105,700 at December 31, 2002. Additionally, due to our increased sales, we had approximately $119,000 in trade accounts receivable at June 30, 2003 as compared to approximately $139,800 at December 31, 2002. We anticipate to experience fluctuations in our accounts receivable balance due to sales volume, credit terms granted to acquire business and cash collections from our customers.

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

Item 5 - Other Information

         None

Item 6 - Exhibits and Reports on Form 8-K

Exhibits

99.1 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 - Chief Executive Officer and Chief Financial Officer. Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

        Reports on Form 8-K

        None

        SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                         RPM Technologies, Inc.

Dated: August 14, 2003                                   /s/ Randy Zych
                                                        -----------------------
                                                       Randy Zych
                                                       Chairman, Director,
                                                       Chief Executive Officer