Form 10QSB/A
period 2003-06-30
RPM TECHNOLOGIES INC
filed 2003-09-24
CIK 1099150

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

RPM Technologies, Inc.
Statements of Cash Flows
Six months ended June 30, 2003 and 2002

        (Unaudited)

                                                                 Six month          Six months
                                                                     ended               ended
                                                             June 30, 2003       June 30, 2002
                                                             -------------       -------------
Cash Flows from Operating Activities

Net Loss                                                         $(142,048)         $(317,504)

Adjustments to reconcile net income to net cash
 provided by operating activities
   Depreciation                                                     32,412             31,236
   Consulting fees paid with common stock                                0            144,000
   Executive compensation contributed by shareholder/officers            0                  0
   (Increase) Decrease in
      Accounts receivable - trade and other                         20,815            (54,438)
      Prepaid expenses and other                                   (11,760)
   Increase (Decrease) in
      Accounts payable and other                                   (40,829)            27,607
      Accrued interest payable                                       2,000              2,622
      Accrued officers compensation                                 70,108             65,000
                                                                   -------            -------
Net cash provided by (used in) operating activities                (69,302)          (101,477)


Cash Flows from Investing Activities
   Purchase of property and equipment                              (11,260)                 0
                                                                   --------           --------

Net cash used in investing activities                              (11,260)                 0
                                                                    --------          --------

Cash Flows from Financing Activities
   Proceeds from note payable                                            0             50,000
   Cash Paid to acquire stock                                      (30,000)                 0
   Proceeds from sales of common stock                             165,000             85,000
                                                                   --------           --------
Net cash provided by (used in) financing activities                135,000            135,000
                                                                   --------           -------
Increase (Decrease) in Cash and Cash Equivalents                    54,438             33,523

Cash and cash equivalents at beginning of period                   105,689             50,889
                                                                   -------           --------
Cash and cash equivalents at end of period                       $ 160,127           $ 84,412
                                                                 =========           ========

Supplemental Disclosures of Interest and Income Taxes Paid
Interest paid during the period                                  $       -           $     -
                                                                 =========           ========
Income taxes paid (refunded)                                     $       -           $     -
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

Item 5 - Other Information

         None

Item 6 - Exhibits and Reports on Form 8-K

Exhibits

31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 -
        Chief Executive Officer.

31.2	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 -
        Chief Financial Officer.

32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.


        Reports on Form 8-K

        None

        SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                        RPM Technologies, Inc.

Dated: September 24, 2003                               /s/ Randy Zych
                                                        -----------------------
                                                       Randy Zych
                                                       Chairman, Director,
                                                       Chief Executive Officer