Form 10QSB
period 2003-09-30
RPM TECHNOLOGIES INC
filed 2003-11-12
CIK 1099150

<pre>
                        U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington D.C.  20549

                                     FORM 10-QSB

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2003.

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: November 12, 2003: 11,938,728

Transitional Small Business Disclosure Format (check one):      YES       NO X

                              RPM Technologies, Inc.

                Form 10-QSB for the Quarter ended September 30, 2003

                                Table of Contents

                                                                      Page
Part I - Financial Information

Item 1  Financial Statements.............................................3

Item 2  Management's Discussion and Analysis or Plan of Operation.......20

Item 3  Controls and Procedures.........................................22

Part II - Other Information

Item 1  Legal Proceedings...............................................22

Item 2  Changes in Securities...........................................22

Item 3  Defaults Upon Senior Securities.................................24

Item 4  Submission of Matters to a Vote of Security Holders.............24

Item 5  Other Information...............................................24

Item 6  Exhibits and Reports on Form 8-K................................24

Signatures..............................................................24

Item 1 - Part 1 - Financial Statements

                             RPM Technologies, Inc.
                               Balance Sheets
                         September 30, 2003 and 2002
                                (Unaudited)

                                                      September 30,           September 30,
                                                           2003                    2002
                                                        --------                --------
                                          ASSETS
                                          ------
Current Assets
 Cash on hand and in bank                           $    282,654              $    51,102
 Accounts receivable - Trade and Other                   266,518                  105,348
 Inventory - at lower of cost or market                   17,989                        -
                                                      ----------               ----------
   Total Current Assets                                  567,161                  156,450
                                                      ----------                ---------
Property and Equipment - at cost
 Molds, tools and dies                                   648,239                 636,979
 Computer equipment                                       14,000                  14,000
                                                         -------                 -------
                                                         662,239                 650,979
 Accumulated depreciation                               (251,560)               (186,338)
                                                         --------               --------
  Net Property and Equipment                             410,679                 464,641

Total Assets                                         $   977,840             $   621,091
                                                         =======                 =======

                        LIABILITIES AND SHAREHOLDERS' EQUITY
                        ------------------------------------
Current Liabilities
 Note payable                                        $    50,000             $    50,000
 Accounts payable - trade                                202,003                 127,071
 Accrued interest payable                                  7,890                   4,052
 Accrued officer compensation                            532,940                 347,500
                                                         -------                 -------
  Total Current Liabilities                              792,833                 528,623

Long-Term Liabilities
 Deferred compensation - Fair value of
   vested stock options                                  525,000                       -
                                                       ---------                 -------
  Total Liabilities                                    1,317,833                 528,623

Commitments and Contingencies

Shareholders' Equity
 Preferred stock - $0.001 par value
  50,000,000 shares authorized
   Series A- none issued and outstanding                        -                      -
   Series b- 30,000 shares issued and outstanding              30                      -
 Common stock - $0.001 par value.
  250,000,000 shares authorized.
  11,938,728 and 5,320,513 shares
  issued and outstanding, respectively                     11,939                  5,321
 Additional paid-in capital                             8,341,758              5,942,086
 Accumulated deficit                                   (8,589,398)            (5,802,939)
                                                        ---------              ---------
                                                         (235,671)               144,468
 Stock subscription receivable                           (104,322)               (52,000)
                                                         ---------              ---------
  Total shareholders' equity                             (339,993)                 92,468
                                                      ------------            -----------
Total Liabilities and Shareholders' Equity            $    977,840            $   621,091
                                                      =+==========            ===========

The financial information presented herein has been prepared by management without audit by independent certified public accountants. The accompanying notes are an integral part of these financial statements.

                                   RPM Technologies, Inc.
                       Statements of Operations and Comprehensive Income
                     Six and Three months ended September 30, 2003 and 2002
                                        (Unaudited)

                                     Nine months              Nine months              Three months    Three months
                                          ended                   ended                     ended           ended
                                September 30, 2003      September 30, 2002       September 30, 2003 September 30, 2002
                                ------------------      ------------------       ------------------ ------------------
Revenues                               $781,488               $ 141,511                 $ 501,692         $34,303

Cost of Sales                           523,875                  90,952                   342,690          11,292
                                        -------                 -------                    ------          ------
Gross Profit                            257,613                  50,559                   159,002          23,011

Expenses
 Research and development costs               -                   1,100                        -               -
 Sales and marketing expenses            66,106                   2,113                    21,217             613
 Payroll and related expenses           220,925                 167,196                   102,001          54,042
 General and administrative expenses    175,684                 232,571                   133,249          37,130
 Interest expense                         3,000                   4,052                     1,000           1,430
 Depreciation                            48,618                  46,853                    16,206          15,617
 Compensation expense related to
   common stock issuances at less
   than "fair value"                     50,536                       -                    50,536          11,346
                                        -------                  ------                    ------          ------
   Total operating expenses             564,869                 453,885                   324,209         108,832

Loss from operations                   (307,256)               (403,326)                 (165,207)        (85,821)

Other Income
 Interest income                              -                       -                        -                -
                                        -------                 -------                    ------          ------
Loss before Income Taxes               (307,256)               (403,326)                  (165,207)       (85,821)

Provision for Income Taxes                    -                       -                         -               -
                                        -------                 --------                   -------        -------
Net Loss                               (307,256)               (403,326)                  (165,207)       (85,821)
Other comprehensive income                    -                       -                          -              -
                                        -------                 -------                    --------       -------
Comprehensive Income                  $(307,256)              $(403,326)                $(165,207)       $(85,821)
                                      ==========              ==========                  =========      =========
Loss per weighted-average share of
 common stock outstanding,
 computed on Net Loss - basic
 and fully diluted                       $(0.03)                 $(0.09)                    $(0.02)        $(0.02)
                                         =======                 =======                    =======        =======
Weighted-average number of shares
 of common stock outstanding         10,206,964               4,337,033                 10,737,563      4,836,817
                                     ==========               =========                 ===========     =========

The financial information presented herein has been prepared by management without audit by independent certified public accountants. The accompanying notes are an integral part of these financial statements.

                                          RPM Technologies, Inc.
                                        Statements of Cash Flows
                             Nine months ended September 30, 2003 and 2002
                                              (Unaudited)

                                                                 Nine months     Nine months
                                                                     ended            ended
                                                             September 30, 2003  September 30, 2002
                                                             ------------------  ------------------
Cash Flows from Operating Activities

 Net Loss                                                         $(307,255)         $(403,326)
 Adjustments to reconcile net income to net cash
  provided by operating activities
   Depreciation                                                      48,618             46,853
   Consulting fees paid with common stock                            75,000            144,000
   Compensation expense related to common
    stock issuances at less than "fair value"                        50,536                  -
   (Increase) Decrease in
    Accounts receivable - trade and other                          (126,718)          (38,661)
    Inventory                                                        (6,889)                -
    Prepaid expenses and other                                            -                 -
  Increase (Decrease) in
    Accounts payable and other                                       48,993             11,295
    Accrued interest payable                                          3,000              4,052
    Accrued officers compensation                                   152,940            107,500
                                                                    -------            -------
Net cash provided by (used in) operating activities                 (61,775)          (128,287)


Cash Flows from Investing Activities
 Purchase of property and equipment                                 (11,260)           (39,500)
                                                                    --------           --------

Net cash used in investing activities                               (11,260)           (39,500)
                                                                    --------           --------

Cash Flows from Financing Activities
 Proceeds from note payable                                               -             50,000
 Cash paid to acquire capital                                       (30,000)                 -
 Proceeds from sales of common stock                                280,000            118,000
                                                                   --------           --------
Net cash provided by (used in) financing activities                 250,000            168,000
                                                                   --------           --------
Increase (Decrease) in Cash and Cash Equivalents                    176,965                213

Cash and cash equivalents at beginning of period                    105,689             50,889
                                                                    -------           --------
Cash and cash equivalents at end of period                        $ 282,654           $ 51,102
                                                                  =========           ========

Supplemental Disclosures of Interest and Income Taxes Paid
 Interest paid during the period                                  $       -           $      -
                                                                  =========           ========
 Income taxes paid (refunded)                                     $       -           $      -
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

        RPM Technologies, Inc.
        Notes to Financial Statements

Note A - Organization and Description of Business

RPM Technologies, Inc. (Company) was incorporated on April 10, 1996 in accordance with the laws of the State of Delaware as Mann Enterprise, Inc.

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

During Calendar 2002 and 2003, the Company has experienced increasing sales volume, increases in inquiries for product information and tentative commitments for product orders in future periods. Revenues increased from approximately $112,600 in Calendar 2001 to approximately $222,200 in Calendar 2002. Through September 30, 2003, the Company has recognized sales of approximately $781,000.

Management is of the opinion that sales of the Company's products during Calendar 2003 will enable operations to reach a self-supporting level by the end of Calendar 2003. However, a possibility continues to exist that additional capital may be required to develop new products, acquire inventory and finance accounts receivable to provide industry-standard terms.

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

6.      Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. At September 30, 2003 and 2002, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization.

7.      Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of September 30, 2003 and 2002, the Company has no outstanding stock options and the Company's outstanding stock warrants are anti-dilutive due to the Company's net operating loss position.

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

        RPM Technologies, Inc.
        Notes to Financial Statements - Continued

Note F - Concentrations of Credit Risk

The Company maintains its cash accounts in a financial institution subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company is entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During each of the years ended December 31, 2002 and 2001, respectively, and each of the nine and three months ended September 30, 2003 and 2002, respectively, the Company had deposits in a financial institution with credit risk exposures in excess of statutory FDIC coverage. The Company has incurred no losses as a result of any unsecured bank balance.

Note G - Property and Equipment

Property and equipment consist of the following components at September 30, 2003 and 2002, respectively:

                            September 30,     September 30,
                                  2003              2002        Estimated life
                            -------------     -------------     --------------
Molds, tools and dies         $648,239          $6360979        10 years
Computer equipment              14,000            14,000        3 years
                              ---------         --------
                               662,239           650,979
Accumulated depreciation      (251,560)         (186,338)
                              ---------         ---------
Net property and equipment    $410,679          $464,641
                              ========          ========

Depreciation expense for the nine months ended September 30, 2003 and 2002, respectively, was approximately $48,618 and $47,697.

Note H - Income Taxes

The components of income tax (benefit) expense for the nine months ended September 30, 2003 and 2002, respectively, are as follows:
                 Nine months            Nine months
                 ended                  ended
                 September 30, 2003     September 30, 2002
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
                ===========             ============

        RPM Technologies, Inc.
        Notes to Financial Statements - Continued

Note H - Income Taxes - Continued

As of September 30, 2003, the Company has a net operating loss carryforward of approximately $3,200,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2018. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for the nine months ended September 30, 2003 and 2002, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                 Nine months              Nine months
                                                                       ended                    ended
                                                          September 30, 2003       September 30, 2002
                                                          ------------------       ------------------
Statutory rate applied to income before income taxes            $(104,000)              $(137,000)
Increase (decrease) in income taxes resulting from:
State income taxes                                                      -                       -
Compensation expense related to common stock
 issuances at less than "fair Value"                               17,000                       -
Other, including reserve for deferred tax asset
and application of net operating loss carryforward                 87,000                 137,000
                                                                ----------              ---------
                        Income tax expense                      $   -                   $    -
                                                                ==========              =========

Temporary differences, consisting primarily of statutory deferrals of expenses for pre-operations interest expense, research and development expenses and start-up costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of September 30, 2003 and 2002, respectively:


                                          September 30,          September 30,
                                                  2003                    2002
                                              --------                --------
Deferred tax assets
Net operating loss carryforwards              $563,000                $404,000
Less valuation allowance                      (563,000)               (404,000)
                                              --------                --------

Net Deferred Tax Asset                       $     -                  $    -
                                             ==========               ==========

For the nine months ended September 30, 2003 and 2002, respectively, the valuation allowance increased by the approximate following amounts over the previously reported balances for the years ended December 31, 2002 and 2001:
$135,000 and $87,000.



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

In September 2002 the Company issued 500,000 shares of restricted common stock valued at $50,000 to our President, Charles Foerg in payment of a signing bonus set forth in a new Employment Agreement dated September 1, 2002.9oiiiiiii0

From November through December 31, 2002 the Company issued 2,500,000 shares pursuant to an Option Agreement sell 2,500,000 shares at a price of $0.10 per share, for $250,000 to a group of accredited investors (represented by P & L Trading Co, Inc.). Included with each share were one warrant to purchase one
(1) share of restricted common stock each; a Class B Warrant to purchase one
(1) share of restricted common stock at a price of $4.00 per share exercisable until March 1, 2004.


        (Remainder of this page left blank intentionally)

        RPM Technologies, Inc.
        Notes to Financial Statements - Continued

Note J - Common Stock Transactions - Continued

In June 2003, the Company sold an aggregate 70,000 shares at a price of $0.50 per share to a group of private investors, who were existing stockholders, for gross proceeds of approximately $35,000.

On July 25, 2003, the Company issued 400,000 shares of restricted, unregistered common stock at a price of $0.125 per share (or $50,000) a group of accredited investors (represented by P & L Trading Co., Inc.).

On August 20, 2003, the Company issued 300,000 shares of restricted, unregistered common stock at a price of $0.125 per share (or $37,500) to a group of accredited investors (represented by P & L Trading Co., Inc.).

On August 28, 2003, the Company issued 600,000 shares of restricted, unregistered common stock at a price of $0.125 per share (or $37,500) to a group of accredited investors (represented by P & L Trading Co., Inc.).

On September 5, 2003, the Company issued 200,000 shares of restricted, unregistered common stock and 200,000 shares of free trading stock Lone Wolf Business Services providing business consulting services. This transaction was valued at $75,000 or $0.18 per share, which approximates the "fair value" of the services provided.

On September 12, 2003, the Company issued 35,715 shares of restricted, unregistered common stock at a price of $0.135 per share (or approximately $4,821) to an accredited investor.

On September 18, 2003, the Company issued 500,000 shares of restricted, unregistered common stock at a price of $0.125 per share (or $62,500) to a group of accredited investors (represented by P & L Trading Co., Inc.).

No underwriters were used in connection with the above listed transactions and except as where noted above, the Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on the above transaction.

In each instance where the agreed-upon value of the Company's common stock, when issued, and/or the value of the services rendered or the cash received was less than the "fair value" of the Company's common stock, as determined by the discounted closing quoted closing price of the Company's securities as quoted on the OTC Bulletin Board, the Company recognized a non-cash charge to operations for the difference. Through September 30, 2003, the Company has recognized aggregate charges to operations for "compensation expense related to common stock issuances at less than "fair value" of approximately $50,536.

        RPM Technologies, Inc.
        Notes to Financial Statements - Continued

Note J - Common Stock Transactions - Continued

The Company has recognized the following cash activity during Calendar 2003 related to stock subscriptions receivable and the related receipt of funds on the above discussed stock sales.

        Balance due at December 31, 2002                $157,000
        Collected during Calendar 2003                  (157,000)
                                                        --------
        Balance open on Calendar 2002 sales                   -

        Calendar 2003 stock sales                        227,322
        Collected during Calendar 2003                  (123,000)
                                                        ---------
        Balance open on Calendar 2003 sales             $104,322
                                                        =========

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

Through September 30, 2003, the Company has issued no options to acquire common stock under the 2003 Plan.

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

The following table summarizes all common stock options granted through September 30, 2003.

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

Year ended December 31, 2002:

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

                              Warrants        Warrants
                              originally      outstanding at
                              issued          Sept. 30, 2003    Exercise price
                              -----------     --------------    --------------
2002 - Series A               2,050,000         2,050,000       $3.00 per share
2002 - Series B               4,150,000         4,150,000       $4.00 per share
                              -----------     --------------    ---------------
Totals at  September 30, 2003 6,200,000       6,200,000

Note M - Contributed Capital

Executive management and oversight services are provided to the Company by two controlling shareholders/officers. Through December 31, 2001, these two individuals had an informal, unwritten agreement with the Company whereby they will provide their services to the Company at an annual salary of $60,000 each, with one-half, or $30,000, to be contributed to the Company as "additional paid-in capital" and one-half, or $30,000, to be accrued and paid at a future date when the Company's cash flows will support the repayment.


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

As of December 31, 2002, the Company has completed some initial market demand studies and remains in the research and development phase on this product. No identifiable market demand has been recognized and no sales have been made. Accordingly, the Company is not liable to make the additional payment of 5,000 post-reverse split shares of unregistered, restricted common stock. As of September 30, 2003, due to uncertain market demand for this product, management is unable to reach a determination of the ultimate settlement of these product rights. In the event that the Company can successfully bring this product to market, the Company will be liable for a royalty payment of approximately $7.50 per unit sold.

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

On September 1, 2002, the Company's Board of Directors ratified an Employment Agreement (Agreement) with Randy Zych to serve as the Company's Chairman of the Board and Chief Executive Officer. The Agreement term was effective as of September 1, 2002 and expires on the third anniversary date of the Agreement with an automatic five (5) year extension unless either the Company or the President provides a 180-day written notice not to continue the Agreement. This Agreement provides the President with an initial annual base salary of $125,000 per year, payable in cash. Each subsequent year's base salary shall be negotiated between the Company and Mr. Zych in good faith; however, each subsequent year shall not be at an amount less than the initial base amount of $125,000. Further, the Company paid a signing bonus of 500,000 shares of restricted, unregistered common stock upon execution of this Agreement. On September 1, 2003, the Company and Mr. Zych agreed to continue the compensation at $125,000 for the period from September 1, 2003 through August 31, 2004.

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

        RPM Technologies, Inc.
        Notes to Financial Statements - Continued

Note N - Commitments - Continued

Officer Compensation - continued

On September 1, 2002, the Company's Board of Directors ratified an Employment Agreement (Agreement) with Charles Foerg to serve as the Company's President. The Agreement term was effective as of September 1, 2002 and expires on the third anniversary date of the Agreement with an automatic five (5) year extension unless either the Company or the President provides a 180-day written notice not to continue the Agreement. This Agreement provides the President with an initial annual base salary of $125,000 per year, payable in cash. Each subsequent year's base salary shall be negotiated between the Company and Mr. Foerg in good faith; however, each subsequent year shall not be at an amount less than the initial base amount of $125,000. Further, the Company paid a signing bonus of 500,000 shares of restricted, unregistered common stock upon execution of this Agreement. On September 1, 2003, the Company and Mr. Foerg agreed to continue the compensation at $125,000 for the period from September 1, 2003 through August 31, 2004.

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

As of September 30, 2003 and 2002, respectively, the Company has accrued approximately $533,000 and $367,500 in earned, but unpaid, officer compensation.


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

The Company continues to experience increasing demand and, accordingly, sales of its plastic pallet products. As of the date of this filing, the Company has received, and continues to receive, purchase orders from such well-known companies as Toyota, Goodyear, Dow Chemical, Exxon-Mobil, Kraft, Sara Lee, Armstrong World, Smurfit-Stone, Federal Mogul, General Dynamics, Black & Decker, Fuji Film, Baxter Laboratories, Romer, Pollack Paper, Lee Carpet, Bechtel Power, Organic Valley, Transgeonomic, Numatech Industries, Unisea, Leader Manufacturing, Cyber Power Systems, Rockwell International, North American, Biokyowa, Georgia Pacific and others. It is anticipated that these customers will maintain their position as key accounts in our customer base.

Reorders received from these accounts confirm acceptance of the Company's products in the marketplace. The Company also receives daily inquiries from all parts of the US, Canada, Europe and the Middle East. Several large contract purchases of RPM plastic pallets, which we anticipate will account for several million dollars in revenues, continue to be pending with international shippers in India, Saudi Arabia and South America.

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

With minimal promotion, demand for the Company's custom plastic pallets continues to escalate. While our current supply situation is accommodating, we are currently exploring ways to increase production capacities. The Company acquired various extrusion molds to produce multiple parts. If sales continue to grow at the current rate, it is anticipated that we may be required to expand our contract manufacturing capabilities during the 4th quarter of Calendar 2003.

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

(4)     Results of Operations

During the nine and three months ended September 30, 2003, the Company realized revenues of approximately $781,000 and $502,000, respectively. This is a significant increase over the approximately $142,000 and $34,000, for the nine and three months ended September 30, 2002, respectively. For comparative purposes, we experienced revenues of approximately $80,730 for the fourth quarter of 2002. We continue to experience growth in our sales as the marketplace acceptance of our product increases. Our experience and conversations with current and prospective customers show that our revenues should not experience any seasonal volatility; however, our ability to fulfill orders remain subject to the Company's cash flow position.

Cost of sales was relatively constant at approximately $524,000 for the nine months ended September 30, 2003 as compared to approximately $91,000 during the nine months ended September 30, 2002. We experienced a gross profit percentage of approximately 32.58% (approximately $258,000) and approximately 35.73% (approximately $51,000) for the respective nine month periods ended September 30, 2003 and 2002. We expect to maintain our current gross profit margins and, possible improvement, as our sales volume increases so that we can take advantage of production efficiencies in larger runs of pallets for our customers.

For the nine months ended September 30, 2003, the Company had total operating expenses of approximately $565,000 as compared to total operating expenses or approximately $454,000 for the comparable period in 2002. During the third quarter of 2003, the Company recognized non-cash charges to operations of approximately $75,000 for consulting fees paid with the issuance of common stock and approximately $51,000 for "compensation expense related to common stock issuances at less than "fair value". After removing these charges to operations, the Company's operating expenses were approximately $439,000 and $454,000, respectively. The above operating expenses include charges to operations for depreciation expense of approximately $49,000 and $47,000 for the nine months ended September 30, 2003 and 2002, respectively. We have undertaken activities to acquire new injection molds for the manufacture of new products. Accordingly, we anticipate increases in depreciation expense in future periods related to these new molds as they are acquired and placed into service.

We experienced a net loss of approximately $(307,000) and $(403,000) for the nine months ended September 30, 2003 and 2002, respectively. We recognized a net loss per weighted-average share of common stock outstanding of approximately $(0.03) and $(0.09), respectively, for the nine month periods ended September 30, 2003 and 2002.

(5)     Liquidity and Capital Resources

At September 30, 2003, we had working capital of approximately $(227,000) as compared to $(372,000) at September 30, 2002 and approximately $(331,000) at December 31, 2002.

Included in our current assets at September 30, 2003 was cash of approximately $283,000 as compared to approximately $51,000 at September 30, 2002 and approximately $105,700 at December 31, 2002. Additionally, due to our increased sales, we had approximately $267,000 in trade accounts receivable at September 30, 2003 as compared to approximately $139,800 at December 31, 2002. We anticipate to experience fluctuations in our accounts receivable balance due to sales volume, credit terms granted to acquire business and cash collections from our customers.

Management has been and continues to be in discussion with various end users and retailers for the purchase of our plastic pallets. We continue to receive informal commitments to purchase material quantities from these potential customers. We have had many of these inquiries converted into firm orders during 2003 and anticipate continued demand at existing or increased levels for the foreseeable future.

On November 2, 2001, the Company's securities were approved for trading on the NASDAQ Electronic Bulletin Board. The Company's securities currently trade with the trading symbol "RPMM". Management continues to engage in efforts to raise additional working capital through either additional equity offerings or short-term debt. Either option is anticipated to allow the Company to continue to fulfill customer orders.

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

PART II - Other Information

Item 1 - Legal Proceedings

None

Item 2 - Changes in Securities

On July 25, 2003, the Company issued 400,000 shares of restricted, unregistered common stock at a price of $0.125 per share (or $50,000) to a group of accredited investors (represented by P & L Trading Co., Inc.).

On August 20, 2003, the Company issued 300,000 shares of restricted, unregistered common stock at a price of $0.125 per share (or $37,500) to a group of accredited investors (represented by P & L Trading Co., Inc.)

On August 28, 2003, the Company issued 600,000 shares of restricted, unregistered common stock at a price of $0.125 per share (or $37,500) to a group of accredited investors (represented by P & L Trading Co., Inc.).

On September 5, 2003, the Company issued 200,000 shares of restricted, unregistered common stock and 200,000 shares of free trading stock Lone Wolf Business Services providing business consulting services. This transaction was valued at $75,000 or $0.18 per share, which approximates the "fair value" of the services provided.

On September 12, 2003, the Company issued 35,715 shares of restricted, unregistered common stock at a price of $0.135 per share (or approximately $4,821) to an accredited investor.

On September 18, 2003, the Company issued 500,000 shares of restricted, unregistered common stock at a price of $0.125 per share (or $62,500) to a group of accredited investors (represented by P & L Trading Co., Inc.).

No underwriters were used in connection with the above listed transactions and except as where noted above, the Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on the above transaction.

In each instance where the agreed-upon value of the Company's common stock, when issued, and/or the value of the services rendered or the cash received was less than the "fair value" of the Company's common stock, as determined by the discounted closing quoted closing price of the Company's securities as quoted on the OTC Bulletin Board, the Company recognized a non-cash charge to operations for the difference. Through September 30, 2003, the Company has recognized aggregate charges to operations for "compensation expense related to common stock issuances at less than "fair value" of approximately $50,536.

The Company has recognized the following cash activity during Calendar 2003 related to stock subscriptions receivable and the related receipt of funds on the above discussed stock sales.

        Balance due at December 31, 2002        $157,000
        Collected during Calendar 2003          (157,000)
                                                ---------
        Balance open on Calendar 2002 sales         -

        Calendar 2003 stock sales                227,322
        Collected during Calendar 2003          (123,000)
                                                ---------
        Balance open on Calendar 2003 sales     $104,322
                                                =========
Item 3 - Defaults on Senior Securities

        None

Item 4 - Submission of Matters to a Vote of Security Holders

The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.

Item 5 - Other Information

None

Item 6 - Exhibits and Reports on Form 8-K

        Exhibits
        --------
                31.1 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 - Chief Executive Officer.

                31.2 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 - Chief Financial Officer.

                32.1 Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

        Reports on Form 8-K
        -------------------
                None



                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                        RPM Technologies, Inc.

Dated: November 12, 2003                                 /s/ Randy Zych
       -----------------                                -----------------------
                                                        Randy Zych
                                                        Chairman, Director,
                                                        Chief Executive Officer