Form 10KSB
period 2003-12-31
RPM TECHNOLOGIES INC
filed 2004-03-23
CIK 1099150

<pre>
===============================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)
 [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 For the fiscal year ended December 31, 2003     OR

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

Check whether  the issuer  (1) filed  all reports  required to  be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO | |

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. | |

The Company's revenue for the twelve months ended December 31, 2003 was $1,492,310.

As of March 15, 2004, the number of shares outstanding of the registrant's only class of common stock was 14,409,156.

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

B. Business

Overview

The Company is in the business to develop, produce, market and sell plastic pallets and other material-handling products to various unrelated entities located throughout the United States, Canada and South America. The Company subcontracts for the manufacture of its plastic pallets with large injection, extrusion and compression molders on a competitive bid basis. These manufacturers are selected on the basis of their equipment and manufacturing capabilities. The Company supplies them with the molds and resins that it has developed for specific product applications.

At the Company's direction, these manufacturers utilize a proprietary processing system of producing stronger, more desirable and more cost-effective plastic pallets than other pallets currently on the market today. The Company's pallets are made from recycled plastic material and overcome many of the drawbacks associated with wood pallets, such as limited durability, heaviness, the potential for injuries caused by puncture wounds from nails and environmental concerns.

Since its inception, the Company has been principally involved in research and development of its products and the development of markets for its products. Until the first quarter of 2001, the Company had no substantial operations or substantial assets and was considered to be in the development stage. During the second quarter of 2001, the Company began direct sales of its plastic pallet products. During second quarter of 2001, the Company left the development stage and established itself as a going concern. For segment reporting purposes, the Company operated in only one industry segment during the periods represented in the accompanying financial statements and makes all operating decisions and allocates resources based on the best benefit to the Company as a whole.

The Company continues to experience increasing demand and sales of its plastic pallet products. As of the date of this filing, the Company has received, and continues to receive, purchase orders from such well-known companies as Toyota, Goodyear, Dow Chemical, Exxon-Mobil, Kraft, Sara Lee, Armstrong World, Smurfit-Stone, Federal Mogul, General Dynamics, Black & Decker, Fuji Film, Baxter Laboratories, Romer, Pollack Paper, Lee Carpet, Bechtel Power, Organic Valley, Transgeonomic, Numatech Industries, Unisea, Leader Manufacturing, Cyber Power Systems, Rockwell International, North American, Biokyowa, Georgia Pacific and others. It is anticipated that these customers will maintain their position as key accounts in the Company's customer base.

Reorders received from these accounts confirm acceptance of the Company's products in the marketplace. The Company also receives inquiries from all parts of the US, Canada, Europe and the Middle East. Several large contract purchases of RPM plastic pallets, which we anticipate will account for several million dollars in revenues, continue to be pending with international shippers in India, Saudi Arabia and South America.

The Company continues to promote its line of material-handling products through internet marketing and promotion with six different optimized websites, each directed to a specific market segment. During 2nd quarter 2004, the Company will implement advertising, public relations and sales promotion programs designed to broaden market awareness and reach markets not accessible through e-commerce promotion alone. Primary emphasis is placed on the Company's standard and custom plastic pallets lines. Recently added new products give the Company additional depth and enable sales to existing customers that might have otherwise been lost to other vendors.

To further buttress international sales efforts, the Company established distributors in Australia, New Zealand and Canada. Management expects their contributions to sales to be significant during 2004, but cannot accurately forecast revenues from these sources until a trial period has been successfully completed.

The Company's aggressive entry into the custom plastic pallet market segment continues to add sales volume and profit. There is only one major competitor in this marketplace and management believes that its product line is better and less expensive than theirs. Custom plastic pallet sales increases have necessitated the enlargement of production facilities. New molds and extrusion lines will be installed in the Iowa facility during 1st quarter 2004, which will automate the production and assembly of plastic wood components. These enhancements will reduce costs and increase operating efficiency. Custom-size plastic pallet sales have increased principally among exporters that had previously used wood but are now required to switch to alternate materials due to requirements imposed by 90 foreign countries.

Management developed a breakthrough in the technology and production of a non-slip custom plastic pallet. Management believes that the Company is the first to bring such a product to the market. Initial sales of non-slip pallets were made to Toyota and Thyssen Steel.

In the 3rd quarter 2003, the Company added three experienced sales agents who have significant experience and contacts with users of material-handling products. These sales agents have been performing at optimal levels. Two additional agents were added in the 4th quarter 2003. In early 1st quarter 2004, the Company will add an established field sales organization that travels twenty-nine (29) sales persons in the Midwest, East and Southeast regions of the US. This will significantly enhance sales coverage while complimenting advertising and promotion activities during 2004.

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

Outsourced Manufacturing

RPM does not own or operate any manufacturing facilities. All manufacturing and assembly of our pallets is outsourced and currently achieved by two independent contractors, Polytec Manufacturing, Inc., in Wheaton, Minnesota, and ERP Inc. in Liberty City, Iowa. Each company utilizes large- scale industrial facilities, replete with a variety of presses and equipment. We own our own pallet molds and have Polytec and ERP use them in production.

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

Product Development

The Company has identified a viable market for a 48"X48" plastic pallet with applications in the pharmaceutical industry. The Company has completed preliminary designs and field tested the concepts. The Company has entered into negotiations with two large potential users that currently purchase 18,000 of these pallets annually. Management will produce a mold for this application and expects to market the product in 3rd quarter 2004. This mold will be designed to also produce a 45"X48" version, which has widespread application in the automotive industry.

In 2002, the Company purchased six (6) extrusion molds, which are used to manufacture components for its custom-size plastic pallets. Management, in conjunction with its consulting engineers, has identified other markets and applications for these plastic runners, deck-boards and rounds. While still in the development stage, numerous non-pallet applications for plastic components appear to be a promising adjunct to the Company's plastic-parts business.

In January 2000, the Company purchased the rights to a pallet related product for $1,100 cash. Additionally, upon successful development of the product and marketplace acceptance of the product, the Company is obligated to issue 5,000 post-reverse split shares (25,000 pre-reverse split shares) of unregistered, restricted common stock.

As of December 31, 2003, the Company has completed some initial market demand studies and remains in the research and development phase on this product. No identifiable market demand has been recognized and no sales have been made. In September 2003, the Company issued 35,715 shares of restricted, unregistered stock to complete this transaction to avoid threatened litigation over alleged non-performance on the part of the Company related to the utilization and marketing of this product. In the event that the Company can successfully bring this product to market, the Company will be liable for a royalty payment of approximately $7.50 per unit sold.

Management continues to research and explore the possibilities of producing very inexpensive plastic pallets that would compete directly with low-cost wood pallets. One-way wood pallets, which typically sell for $5 to $7, constitute a market estimated at $6 billion in annual sales in the US alone. Management believes that a 40"X48" plastic pallet, which could be sold for a near equal amount would capitalize on the ongoing revolution of shippers that are switching from wood to plastic. In conjunction with its consulting engineers and manufacturing chemists, the Company is exploring ways to produce such a pallet and bring it to the market in late 2004 or 2005.

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

Directed Marketing Plans

In the 2nd and 3rd Quarters of 2004, contingent upon adequate funding, the Company plans to effect the following marketing activities, which are set forth in order of importance. Therefore, the first activity listed is believed to be the most important to the Company and is scheduled to be effected as soon as sufficient funding or revenues are secured, which may never happen:

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

The Company conducts its operations from the separate personal offices of Randy Zych, the Chairman and Charles Foerg, the President. No formal lease agreement exists for the use of these offices. During 2003, the Company paid the officers an aggregate approximately $61,900 for the use of these offices and reimbursement of Company expenses paid personally on behalf of the Company.

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

The date for the Annual Stockholders meeting for 2004 has not been set.

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

                                                        Price Range
                                                        High    Low
    Year Ended December 31, 2002:
        First Quarter                               $   1.80  $ 0.85
        Second Quarter                                  1.01    0.15
        Third Quarter                                   0.90    0.14
        Fourth Quarter                                  0.51    0.11

                                                        Price Range
                                                        High    Low
    Year Ended December 31, 2003:
        First Quarter                               $   0.90  $ 0.25
        Second Quarter                                  0.63    0.15
        Third Quarter                                   0.55    0.20
        Fourth Quarter                                  0.70    0.20

As of March 15, 2004, we had 14,409,156 shares of common stock outstanding and held of record by approximately 541 shareholders, and the high and low sale prices of a share of our common stock on the OTC Bulletin Board(R) on that date were $.40 and $.28, respectively. Within the holders of record of our common stock are depositories such as Cede & Co. that hold shares of stock for brokerage firms, which, in turn, hold shares of stock for beneficial owners.

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

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is Securities Transfer Corporation
2591 Dallas Parkway
Suite 102
Frisco, Texas 75034
Telephone number:(469) 633-0101.

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

Overview

The Company is in the business to develop, produce, market and sell plastic pallets and other material-handling products to various unrelated entities located throughout the United States, Canada and South America. The Company subcontracts for the manufacture of its plastic pallets with large injection, extrusion and compression molders on a competitive bid basis. These manufacturers are selected on the basis of their equipment and manufacturing capabilities. The Company supplies them with the molds and resins that it has developed for specific product applications.

At the Company's direction, these manufacturers utilize a proprietary processing system of producing stronger, more desirable and more cost-effective plastic pallets than other pallets currently on the market today. The Company's pallets are made from recycled plastic material and overcome many of the drawbacks associated with wood pallets, such as limited durability, heaviness, the potential for injuries caused by puncture wounds from nails and environmental concerns.

Since its inception, the Company has been principally involved in research and development of its products and the development of markets for its products. Until the first quarter of 2001, the Company had no substantial operations or substantial assets and was considered to be in the development stage. During the second quarter of 2001, the Company began direct sales of its plastic pallet products. During 2002 and 2003, the Company left the development stage and established itself as a going concern. For segment reporting purposes, the Company operated in only one industry segment during the periods represented in the accompanying financial statements and makes all operating decisions and allocates resources based on the best benefit to the Company as a whole.

The Company continues to experience increasing demand and sales of its plastic pallet products. As of the date of this filing, the Company has received, and continues to receive, purchase orders from such well-known companies as Toyota, Goodyear, Dow Chemical, Exxon-Mobil, Kraft, Sara Lee, Armstrong World, Smurfit-Stone, Federal Mogul, General Dynamics, Black & Decker, Fuji Film, Baxter Laboratories, Romer, Pollack Paper, Lee Carpet, Bechtel Power, Organic Valley, Transgeonomic, Numatech Industries, Unisea, Leader Manufacturing, Cyber Power Systems, Rockwell International, North American, Biokyowa, Georgia Pacific and others. It is anticipated that these customers will maintain their position as key accounts in the Company's customer base.

Reorders received from these accounts confirm acceptance of the Company's products in the marketplace. The Company also receives inquiries from all parts of the US, Canada, Europe and the Middle East. Several large contract purchases of RPM plastic pallets, which we anticipate will account for several million dollars in revenues, continue to be pending with international shippers in India, Saudi Arabia and South America.

The Company continues to promote its line of material-handling products through internet marketing and promotion with six different optimized websites, each directed to a specific market segment. During 2nd quarter 2004, the Company will implement advertising, public relations and sales promotion programs designed to broaden market awareness and reach markets not accessible through e-commerce promotion alone. Primary emphasis is placed on the Company's standard and custom plastic pallets lines. Recently added new products give the Company additional depth and enable sales to existing customers that might have otherwise been lost to other vendors.

To further buttress international sales efforts, the Company established distributors in Australia, New Zealand and Canada. Management expects their contributions to sales to be significant during 2004, but cannot accurately forecast revenues from these sources until a trial period has been successfully completed.

The Company's aggressive entry into the custom plastic pallet market segment continues to add sales volume and profit. There is only one major competitor in this marketplace and management believes that its product line is better and less expensive than theirs. Custom plastic pallet sales increases have necessitated the enlargement of production facilities. New molds and extrusion lines will be installed in the Iowa facility during 1st quarter 2004, which will automate the production and assembly of plastic wood components. These enhancements will reduce costs and increase operating efficiency. Custom-size plastic pallet sales have increased principally among exporters that had previously used wood but are now required to switch to alternate materials due to requirements imposed by 90 foreign countries.

Management developed a breakthrough in the technology and production of a non-slip custom plastic pallet. Management believes that the Company is the first to bring such a product to the market. Initial sales of non-slip pallets were made to Toyota and Thyssen Steel.

In the 2003, the Company added five experienced sales agents who have significant experience and contacts with users of material-handling products. These sales agents have been performing at optimal levels. In early 1st quarter 2004, the Company will add an established field sales organization that travels twenty-nine (29) sales persons in the Midwest, East and Southeast regions of the US. This will significantly enhance sales coverage while complimenting advertising and promotion activities during 2004.

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

        Comparison of Results of Operations for the Years
        Ended December 31, 2003 and 2002

Revenues for the years ended December 31, 2003 and December 31, 2002 increased by $1,270,069 or 571% from $222,241 in 2002 to $1,492,310 in 2003.
Cost of sales for the year 2003 was $1,049,781 as compared to $146,344 for the year 2002, an increase of $903,437 or 617%. This increase in cost of sales was due to the large increase in sales.

Total Operating expenses decreased by $1,804,935 or 61% to $1,153,547 for the year 2003 as compared to $2,958,427 for the year 2002. This increase was primarily due to decreases in professional and consulting services and expense due to capital stock issuances.

Net loss for the year 2003 decreased by $2,175,512 or 74% to $711,018 as compared to a net loss of $2,175,512 for the year 2002.

        Liquidity and Capital Resources

During the year ended 2003 we financed our operations solely through private placements of securities. Because we have recently emerged from the development stage, we have just begun to generated significant revenue from operations. Our consolidated financial statements as of and for the years 2003 and 2002 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

As of December 31, 2003, we had a working capital deficit of approximately $256,860 and an accumulated deficit of approximately $8,993,161. As of that date, we had approximately $316,233 in cash and cash equivalents. We had accounts receivable of approximately $342,912. We had current liabilities, including amounts due to officers, accrued interest, and notes of
approximately $916,005, including those issued  prior to   the  beginning of
year 2003.

Cash used in our operating activities totaled approximately $118,196 for the year 2003 as compared to approximately $168,700 for year 2002.

Cash provided by our financing activities totaled $340,000 for the year 2003 as compared to $263,000 for the year 2002. We raised all of the cash provided by financing activities during the year 2003 from the issuance of common stock and/or promissory notes.

Our  continued operations   are dependent  on  securing  additional sources
of liquidity through debt and/or equity financing.

As indicated above, our consolidated financial statements as of and for the years 2003 and 2002 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

We have no history of significant revenues, have not been profitable and may experience continued losses. Historically, we have relied upon cash from financing activities to fund all of the cash requirements of our activities and have incurred significant losses and experienced negative cash flow. As of December 31, 2003, we had an accumulated deficit of approximately $8,993,161. For the year 2003, we incurred a net loss of approximately $711,018 and for the year 2002, we incurred a net loss of approximately $2,882,530. We cannot predict when we will become profitable or if we ever will become profitable, and we may continue to incur losses for an indeterminate period of time and may never achieve or sustain profitability. An extended period of losses and negative cash flow may prevent us from successfully selling our plastic pallets.

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

As of March 15, 2004, we had outstanding 14,409,156 shares of common stock, of which all but approximately 1,200,000 shares were unrestricted under the Securities Act of 1933. As of March 15, 2004, we also had outstanding options and warrants that were exercisable for into approximately 8,500,000 shares of common stock. Sales of a substantial number of shares of our common stock in the public market, or the perception that sales could occur, could adversely affect the market price of our common stock. Any adverse effect on the market price of our common stock could make it difficult for us to raise additional capital through sales of equity securities at a time and at a price that we deem appropriate.

        Our common stock price is subject to significant volatility, which could result in substantial losses for investors and in litigation against us.

The stock market as a whole and individual stocks historically have experienced extreme price and volume fluctuations, which often have been unrelated to the performance of the related corporations. During the three months ended December 31, 2003, the high and low closing bid prices of our common stock were $.70 and $.20, respectively. The market price of our common stock may exhibit significant fluctuations in the future response to various factors, many of which are beyond our control and which include:

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

        None.

ITEM 8A.  CONTROLS AND PROCEDURES

As of December 31, 2003, the management of RPM Technologies, Inc. carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that RPM Technologies, Inc.'s disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out the evaluation.

                             PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

The directors and executive officers of RPM and their ages, positions, business experience and education as of March 17, 2003 are as follows:

Name                      Age         Position
------------------------------------------------------------
Mr. Randy Zych            59          Chairman & CEO
Mr. Charles Foerg         70          Secretary/Treasurer and Director
Mr. David Lade, CPA       46          Financial Officer and Director

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

Based solely upon a review of copies of these reports furnished to us during 2003 and thereafter, or written representations received by us from reporting persons that no other reports were required, we believe that all Section 16(a) filing requirements applicable to our reporting persons during 2003 were complied with, except as described below.

The following individuals are in the process of preparing late Forms 4 to report on the following numbers of Forms 4 the following numbers of transactions that inadvertently were not timely reported: Mr. Randy Zych
- 1 report, 2 transactions; and Mr. Charles Foerg - 1 report, 2 transactions.

ITEM 10.        EXECUTIVE COMPENSATION.

          Compensation of Executive Officers

In 2003 cash salaries of $30,547 were paid to Mr. Zych and $29,958 to Mr. Foerg and the remainder of their salaries were added to accrued compensation. Expenses incurred by officers and directors have been reimbursed to officers and directors, as approved by the Board of Directors, this amounted to $69,000 in 2003. The Company intends to pay Randy Zych, its chief executive officer and chairman of board of directors, $125,000 annually if and when the Company receives its desired financing. Additionally, in the event the Company is successful in obtaining this financing, it expects to pay each of its other officers and directors compensation for the next twelve months not more than $85,000. If the Company does not receive the required financing, no salaries will be paid.

The Summary Compensation Table below provides information concerning the annual and long-term compensation for services in all capacities to RPM
of  our  Chief  Executive  Officer  and  our   Chief  Financial Officer, or
the named executives, during the years 2001, 2002 and 2003 that they were entitled to pursuant to employment agreements but did not receive in cash other that is denoted above.


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

The following table sets forth the number of shares acquired and value realized upon exercise of options during the year 2003 and the number of exercisable and unexercisable in-the- money stock options and their values at December 31, 2003 for the named executives. An option is "in-the-money" if the fair market value for the underlying securities exceeds the exercise price of the option.


              Option Table
                                    Aggregated Option Exercises in Last Year and Year-End Option Values

                                                              Number of Securities Underlying      Value ($)of Unexercised
                                Shares                               Unexercised Options           In-the-Money Options at
                                Acquired on     Value                December 31, 2003             December 31, 2002 (1)
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
         _______________
    (1)   The closing sale price of our common stock on the OTC Bulletin
          Board(R) as of December 31, 2003 was $.40.

    (2)  Includes 2,500,000 shares underlying options for shares issuable upon conversion of
         Class A Preferred Stock.


Long-Term Incentive Plan Awards

In 2003, no awards were given to named executives under long-term incentive plans.

Compensation of Directors

Our directors do not receive any compensation in their capacity as members of the board of directors, but may be reimbursed for reasonable expenses incurred in connection with attendance of meetings of the board of directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of March 15, 2004, certain information with respect to (i) each director of our company, (ii) the named executives, and (iii) all directors and executive officers of our company as a group, and (iv) each person known to our company to be the beneficial owner of more than 5% of our common stock. The information with respect to each person specified is as supplied or confirmed by such person or based upon statements filed with the Commission.


Name and Address of             Title of        Amount and Nature of
of Beneficial Owner (1)(2)        Class         Beneficial Ownership(2)     Percent of Class)
--------------------------     ---------       ------------------------   ------------------
Randy Zych                      Common                 8,050,000(3)               35.14%
                            Class B Preferred             15,000                  50.00%

Charles Foerg                  Common                  5,510,000(4)               24.05%
                            Class B Preferred             15,000                  50.00%

David Lade                     Common                     12,000                     *

All directors and executive
officers as a group
(3 persons)                     Common                16,572,000(5)               72.34%
                            Class B Preferred             30,000                 100.00%
_______________
*       Less than 1.00%

(1) The address of each director and executive officer named in this table is c/o RPM Technologies, Inc., 21061 West Braxton,
        Plainfield, IL 60544.

(2)     Beneficial ownership is determined in accordance with the rules  of
        the  Securities  and  Exchange  Commission   and generally includes
        voting or investment power with  respect to securities. Except as indicated by footnote, and subject to community  property laws where applicable,  the persons named in the  table above have  sole voting and  investment power with respect to all  shares of common stock shown  as beneficially owned by them. Shares of common stock subject to options currently exercisable, or exercisable within  60 days after March 15, 2004, are deemed to be outstanding in calculating the percentage ownership  of a person or  group but are not deemed to be outstanding as to any other person or group.

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


Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under our Amended Non-Qualified Stock Option and Stock Bonus Plan as well as stock options, warrants and rights issued outside of any formal plan as of December 31, 2003.

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

The Company conducts operations from the separate personal offices of Randy Zych, our Chairman and Charles Foerg, our President. No formal lease agreement exists for the use of these offices. During 2003, the Company paid the officers an aggregate approximately $61,900 for the use of these offices and reimbursement of Company expenses paid personally on behalf of the Company.


ITEM 13.        EXHIBITS AND REPORTS ON FORM 8-K.

        (a)     Exhibits.

Reference is made to the Index to Exhibits that follows the consolidated financial statements contained in this report.

        (b)     Reports on Form 8-K.

During the year ended December 31, 2003, the Registrant did not file any current reports on Form 8-K.

                        RPM TECHNOLOGIES, INC.
               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2003

                                                                       Page
                                                                       ----
Report of Independent Certified Public Accountants                      F-2

Financial Statements

        Balance Sheets
                as of December 31, 2003 and 2002                        F-3

        Statements of Operations and Comprehensive Loss
                for the years ended December 31, 2003 and 2002          F-5

        Statement of Changes in Shareholders' Equity
                for the years ended December 31, 2003 and 2002          F-6

        Statements of Cash Flows
                for the years ended December 31, 2003 and 2002          F-7

        Notes to Financial Statements                                   F-8

             Letterhead of S. W. Hatfield, CPA
             ----------------------------------
        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
        --------------------------------------------------

Board of Directors and Stockholders
RPM Technologies, Inc.

We have audited the accompanying balance sheets of RPM Technologies, Inc. (a Delaware corporation) as of December 31, 2003 and 2002 and the related statements of operations and comprehensive loss, changes in shareholders'
equity and cash flows for the each of the two years then ended.   These
financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RPM Technologies, Inc. as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the each of the two years then ended, in conformity with generally accepted accounting principles generally accepted in the United States of America.


                                 /s/ S. W. Hatfield, CPA
                                 -----------------------
                                  S. W. HATFIELD, CPA

Dallas, Texas
March 11, 2004


                                RPM Technologies, Inc.
                                     Balance Sheets
                               December 31, 2003 and 2002


                                                December 31,           December 31,
                                                        2003                  2002
                                                -------------          ------------
                                        ASSETS
                                        ------
Current Assets
        Cash on hand and in bank                $   316,233             $   105,689
        Accounts receivable - Trade,
        net of allowance for doubtful accounts
        of $-0- and $-0-, respectively              342,912                 139,800
        Inventory - at lower of cost or market            -                  11,000
                                                -----------             -----------
                Total Current Assets                659,145                 256,589
                                                -----------             -----------

Property and Equipment - at cost
        Molds, tools and dies                       648,239                 636,979
        Computer equipment                           14,000                  14,000
                                                -----------             -----------
                                                    662,239                 650,979
        Accumulated depreciation                   (267,766)               (202,942)
                                                ------------            ------------

                Net Property and Equipment          394,473                 448,037
                                                ------------            ------------
Other assets
        Pallet handling technology license            4,822                    -
                                                ------------            ------------
Total Assets                                     $1,441,005             $   704,626
                                                 ==========             ===========

                                      - Continued -

                                RPM Technologies, Inc.
                              Balance Sheets - Continued
                              December 31, 2003 and 2002


                                                December 31,    December 31,
                                                        2003            2002
                                                ------------    ------------
                        LIABILITIES AND SHAREHOLDERS' EQUITY
                        ------------------------------------
Current Liabilities
        Note payable                            $     50,000    $     50,000
        Accounts payable - trade                     229,954         153,010
        Accrued officer compensation                 626,161         380,000
        Accrued interest payable                       9,890           4,890
                                                 -----------     -----------
                Total Current Liabilities            916,005         587,900
                                                 -----------     -----------
Long-Term Liabilities
        Deferred compensation -
         fair value of vested stock options          525,000         525,000
                                                 -----------     -----------
                Total Liabilities                  1,441,005       1,110,900
                                                 -----------     -----------

Commitments and Contingencies


Shareholders' Equity
       Preferred stock - $0.001 par value
        50,000,000 shares authorized
        Series A - none issued and outstanding           -              -
        Series B - 30,000 shares issued
                   and outstanding                       30             30
        Common stock - $0.001 par value.
                250,000,000 shares authorized.
                13,497,156 and 9,933,010 shares
                issued and outstanding,
                respectively                         13,497           9,933
        Additional paid-in capital                8,701,249       8,020,906
        Accumulated deficit                      (8,993,161)     (8,282,143)
                                                 -----------     -----------
                                                   (278,385)       (251,274)
        Stock subscription receivable              (104,180)       (157,000)
                                                 -----------     -----------
                Total Shareholders' Equity         (382,565)       (408,274)
                                                 -----------     -----------

Total Liabilities and Shareholders' Equity       $1,058,440     $   704,626
                                                 ==========     ===========

                                RPM Technologies, Inc.
                     Statements of Operations and Comprehensive Loss
                        Years ended December 31, 2003 and 2002


                                                Year ended              Year ended
                                               December 31,            December 31,
                                                       2003                    2002
                                                -----------            ------------
Revenues                                         $1,492,310             $   222,241

Cost of Sales                                     1,049,781                 146,344
                                                 ----------             -----------
Gross Profit                                        442,529                  75,897
                                                 ----------             -----------
Expenses
        Research and development costs                    -                   1,100
        Sales and marketing expenses                109,360                   6,453
        Payroll and related expenses                334,033                 365,941
        Professional and consulting fees            261,439                 479,684
        General and administrative expenses         129,485                 115,389
        Interest expense                              5,000                   4,890
        Depreciation                                 64,824                  63,457
        Compensation expense related to fair
                value of granted stock options          -                   525,000
        Compensation expense related to common stock
                issuances at less than "fair value" 249,406               1,396,513
                                                  ---------             -----------
                Total operating expenses          1,153,547               2,958,427
                                                  ---------             -----------
Loss from operations                               (711,018)             (2,882,530)

Other Income
        Interest income                                -                       -
                                                  ---------              ----------
Loss before Income Taxes                           (711,018)             (2,882,530)

Provision for Income Taxes                             -                        -
                                                  ---------              ----------
Net Loss                                           (711,018)             (2,882,530)

Other comprehensive income                             -                        -
                                                  ----------            -----------
Comprehensive Loss                               $ (711,018)            $(2,882,530)
                                                 ===========            ============
Loss per weighted-average
  share of common stock outstanding,
  omputed on Net Loss - basic and fully diluted      $(0.06)                 $(0.51)
                                                     =======                 =======
Weighted-average number of shares of
   common stock outstanding                      11,346,503                5,625,631
                                                 ==========                =========

                                                          RPM Technologies, Inc.
                                                Statement of Changes in Shareholders' Equity
                                                  Years ended December 31, 2003 and 2002


                                Series B                        Additional      Stock
                           Preferred Stock      Common Stock      paid-in     subscription     Accumulated
                           Shares   Amount    Shares    Amount    capital      receivable       deficit        Total
                           ------   ------    ------    ------   ----------   -------------   ------------   -----------
Balances at
        January 1, 2002       -     $  -      3,290,513 $3,291    $5,630,116   $         -     $(5,399,613)   $   233,794

Common stock issued for
        Cash                  -        -      4,050,000  4,050     1,698,450      (157,000)           -          1,545,500
        Professional fees     -        -      1,592,500  1,592       538,370             -            -            539,962
        Payment of officer
            compensation    30,000    30      1,000,000  1,000       153,970             -            -            155,000

Net loss for the year         -        -            -        -             -              -      (2,882,530)    (2,882,530)
                            ------  -----     ---------  -----      --------       ---------     ------------   ------------
Balances at
        December 31, 2002   30,000     30     9,933,013  9,933      8,020,906       (157,000)     (8,282,143)     (408,274)

Common stock issued for
        Cash                  -         -     2,608,428  2,608        526,577         52,820            -          582,005
          Less costs to
          acquire capital     -         -            -      -         (55,100)           -              -          (55,100)
        Professional fees     -         -       920,000    920        204,080            -              -          205,000
        Acquisition of pallet
          handling technology
          licensing rights    -         -        35,715     36          4,786            -               -           4,822

Net loss for the year         -         -             -      -              -            -        (711,018)       (711,018)

Balances at
        December 31, 2003   30,000    $30     13,497,156 $13,497    $8,701,249     $(104,180)   $(8,993,161)    $ (382,565)
                            ------   -----    ---------- -------    ----------     ---------    ------------    -----------

                                   RPM Technologies, Inc.
                                 Statements of Cash Flows
                          Years ended December 31, 2003 and 2002


                                                     Year ended              Year ended
                                                   December 31,            December 31,
                                                           2003                    2002
                                                   ------------            ------------
Cash Flows from Operating Activities
        Net Loss                                      $(711,018)            $(2,882,530)
        Adjustments to reconcile
        net income to net cash
        provided by operating activities
    Depreciation                                         64,824                  63,457
    Expenses paid with common stock                     142,500                 600,950
    Compensation expense related to fair
      value of granted stock options                          -                 525,000
    Compensation expense related to
        common stock
        issuances at less than "fair value"             249,406               1,396,513
        (Increase) Decrease in
     Accounts receivable - trade and other             (203,112)                (73,113)
        Inventory                                        11,100                 (11,000)
        Increase (Decrease) in
            Accounts payable and other                   76,943                  37,233
            Accrued interest payable                      5,000                   4,890
            Accrued officers compensation               246,161                 170,000
                                                       ---------              ---------
Net cash provided by (used in) operating activities    (118,196)               (168,700)
                                                       ---------              ---------
Cash Flows from Investing Activities
        Purchase of property and equipment              (11,260)                (39,500)
                                                       --------               ---------
Net cash used in investing activities                   (11,260)                (39,500)
                                                       --------               ---------
Cash Flows from Financing Activities
        Proceeds from note payable                         -                     50,000
        Cash paid to acquire capital                    (55,100)                    -
        Proceeds from sales of common stock             395,100                 213,000
                                                       --------                --------
Net cash provided by (used in) financing activities     340,000                 263,000
                                                       --------                --------
Increase (Decrease) in Cash and Cash Equivalents        210,544                  54,800
Cash and cash equivalents at beginning of period        105,689                  50,889

Cash and cash equivalents at end of period             $316,233             $   105,689
                                                       --------                --------
Supplemental Disclosures of Interest
     and Income Taxes Paid
     Interest paid during the period                   $     -              $        -
                                                       =======              ==========
     Income taxes paid (refunded)                      $     -              $        -
                                                       =======              ==========
Supplemental Disclosure of Non-Cash Investing
and Financing Activities

     Issuance of common stock in payment
     of accrued officers compensation                 $       -            $   125,000
                                                      =========            ============
     Acquisition of pallet handling
     technology rights with common stock              $    4,822           $         -
                                                      ==========           ============

                  RPM Technologies, Inc.
                Notes to Financial Statements

Note A - Organization and Description of Business

RPM Technologies, Inc. (Company or RPM) was incorporated on April 10, 1996 in accordance with the laws of the State of Delaware as Mann Enterprise, Inc.

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

6.      Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. At December 31, 2003 and 2002, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization.

7.      Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of December 31, 2003 and 2002, the Company has no outstanding stock options and the Company's outstanding stock warrants are anti-dilutive due to the Company's net operating loss position.


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

        RPM Technologies, Inc.
        Notes to Financial Statements - Continued

Note E - Concentrations of Credit Risk

The Company maintains its cash accounts in a financial institution subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company is entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During the years ended December 31, 2003 and 2002, respectively, the Company maintained deposits in various financial institutions with credit risk exposures in excess of statutory FDIC coverage. The Company incurred no losses during 2003 and 2002, respectively, as a result of any unsecured bank balance.

Note F - Property and Equipment

Property and equipment consist of the following components at December 31, 2003 and 2002, respectively:

                              December 31,    December 31,
                                      2003           2002      Estimated life
                              ------------    ------------     ---------------
Molds, tools and dies             $648,239        $636,979           10 years
Computer equipment                  14,000          14,000            3 years
                                  --------        --------
                                   662,239         650,979
                                  --------        --------
Accumulated depreciation          (267,766)       (202,942)
                                  =========       =========
Net property and equipment         $394,473       $448,037

Depreciation expense for the years ended December 31, 2003 and 2002, respectively, was approximately $64,824 and $63,457.

Note G - Note Payable

Note Payable consists of the following:


                                                   December 31,    December 31,
                                                        2003            2002
                                                   ------------    ------------
$50,000 note payable to an individual.  Interest
    at 10.0% per annum.  Principal and all accrued,
    but unpaid, interest is due at maturity in
    November 2002.  Unsecured.  The outstanding
    principal and accrued interest may be converted
    into the Company's common stock at a 50%
    discount to the 7-day average closing price
    following the lender's written notice of
    conversion.  The lender has recognized the
    delinquency in payment by the Company and
    has verbally notified management of his intent
    to convert the balance to common stock at a
    future date.  No payment demand has been made
    by the lender.                                    $50,000         $50,000
                                                     =========        ========

        RPM Technologies, Inc.
        Notes to Financial Statements - Continued

Note H - Income Taxes

The components of income tax (benefit) expense for the years ended December 31, 2003 and 2002, respectively, are as follows:

                             Year ended             Year ended
                            December 31,           December 31,
                                    2003                   2002
                            ------------           ------------
             Federal:
                 Current         $     -           $       -
                 Deferred              -                   -
                                       -                   -
             State:
                  Current              -                   -
                  Deferred             -                   -
                                       -                   -
                 Total           $     -           $       -

As of December 31, 2003, the Company has a net operating loss carryforward of approximately $3,900,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2018. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for the years ended December 31, 2003 and 2002, respectively, differed from the statutory federal rate of 34 percent as follows:

                                    Year ended      Year ended
                                   December 31,    December 31,
                                           2003            2002
                                   ------------    ------------
Statutory rate applied to
income before income taxes            $(242,000)      $(918,000)
Increase (decrease) in income
  taxes resulting from:
State income taxes                            -               -
  Other, including
  reserve for deferred
  tax asset
  and application of
  net operating loss carryforward       242,000         918,000

      Income tax expense              $       -       $       -

Temporary differences, consisting primarily of statutory deferrals of expenses for pre-operations interest expense, research and development expenses and start-up costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of December 31, 2003 and 2002, respectively:

         RPM Technologies, Inc.
        Notes to Financial Statements - Continued


Note H - Income Taxes - Continued
                                                December 31,    December 31,
                                                        2003            2002
                                                ------------    ------------
    Deferred tax assets
    Net operating loss carryforwards             $1,326,000         $850,000
    Less valuation allowance                     (1,326,000)        (850,000)

    Net Deferred Tax Asset                   $            -     $          -

For the years ended December 31, 2003 and 2002, respectively, the valuation allowance increased by the approximate following amounts over the previously reported balances for the years ended December 31, 2002 and 2001: $476,000 and $374,000.


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

In January 2002, the Company sold 300,000 shares of restricted, unregistered common stock to a consultant (Lone Wolf Business Services) for $45,000 cash.

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

On May 19, 2003, the Company issued 200,000 shares of restricted, unregistered common stock and 200,000 shares of free-trading stock to Lone Wolf Business Services for providing business consulting services. This transaction was valued at $50,000 (or $0.13 per share), which was below the discounted "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of the respective transaction. The differential between the discounted "fair value" (approximately $0.12 per share) and the selling price resulted in a charge to operations of approximately $50,000 for compensation expense related to common stock issuances at less than "fair value".

On May 27, 2003, the Company sold an aggregate 60,000 shares of restricted, unregistered common stock to a group of private investors, who were also existing Company shareholders, for gross proceeds of approximately $30,000 (or $0.50 per share), which approximates the discounted "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of the respective transaction.

On May 27, 2003, the Company sold 200,000 shares of restricted, unregistered common stock to a group of investors represented by P&L Trading Co., Inc. for gross proceeds of approximately $23,000 (or $0.115 per share), which was below the discounted "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of the respective transaction. The differential between the discounted "fair value" (approximately $0.02 per share) and the selling price resulted in a charge to operations of approximately $4,000 for compensation expense related to common stock issuances at less than "fair value".

On June 20, 2003, the Company issued 100,000 shares of restricted, unregistered common stock to Lone Wolf Business Services for providing business consulting services. This transaction was valued at $12,500 (or $0.13 per share), which was below the discounted "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of the respective transaction. The differential between the discounted "fair value" (approximately $0.12 per share) and the selling price resulted in a charge to operations of approximately $12,500 for compensation expense related to common stock issuances at less than "fair value".

On June 20, 2003, the Company sold 300,000 shares of restricted, unregistered common stock to a group of investors represented by P&L Trading Co., Inc. for gross proceeds of approximately $45,000 (or $0.15 per share), which was below the discounted "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of the respective transaction. The differential between the discounted "fair value" (approximately $0.10 per share) and the selling price resulted in a charge to operations of approximately $30,000 for compensation expense related to common stock issuances at less than "fair value".

        RPM Technologies, Inc.
        Notes to Financial Statements - Continued

Note J - Common Stock Transactions - Continued

On July 25, 2003, the Company sold 400,000 shares of restricted, unregistered common stock to a group of investors represented by P&L Trading Co., Inc. for gross proceeds of approximately $50,000 (or $0.13 per share), which was below the discounted "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of the respective transaction. The differential between the discounted "fair value" (approximately $0.05 per share) and the selling price resulted in a charge to operations of approximately $20,000 for compensation expense related to common stock issuances at less than "fair value".

On August 20, 2003, the Company sold 300,000 shares of restricted, unregistered common stock to a group of investors represented by P&L Trading Co., Inc. for gross proceeds of approximately $37,500 (or $0.13 per share), which was below the discounted "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of the respective transaction. The differential between the discounted "fair value" (approximately $0.07 per share) and the selling price resulted in a charge to operations of approximately $22,500 for compensation expense related to common stock issuances at less than "fair value".

On August 28, 2003, the Company sold 300,000 shares of restricted, unregistered common stock to a group of investors represented by P&L Trading Co., Inc. for gross proceeds of approximately $37,500 (or $0.13 per share), which was below the discounted "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of the respective transaction. The differential between the discounted "fair value" (approximately $0.02 per share) and the selling price resulted in a charge to operations of approximately $7,500 for compensation expense related to common stock issuances at less than "fair value".

On September 7, 2003, the Company issued 200,000 shares of restricted, unregistered common stock and 200,000 shares of free-trading stock to Lone Wolf Business Services for providing business consulting services. This transaction was valued at $75,000 (or $0.18 per share), which approximates the discounted "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of the respective transaction.

On September 12, 2003, the Company issued 35,715 shares of restricted, unregistered common stock to an individual to acquire the licensing rights of certain pallet handling technology. This transaction was valued at approximately $4,821, which approximates the discounted "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of the respective transaction.

On September 16, 2003, the Company issued 500,000 shares of restricted, unregistered common stock to a group of investors represented by P&L Trading Co., Inc. for gross proceeds of approximately $62,500 (or $0.13 per share), which approximates the discounted "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of the respective transaction.

On October 10, 2003, the Company sold 48,428 shares of restricted, unregistered common stock to an accredited investor for gross proceeds of approximately $6,780 (or $0.14 per share), which the discounted "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of the respective transaction. The differential between the discounted "fair value" (approximately $0.06 per share) and the selling price resulted in a charge to operations of approximately $2,905 for compensation expense related to common stock issuances at less than "fair value".

        RPM Technologies, Inc.
        Notes to Financial Statements - Continued

Note J - Common Stock Transactions - Continued

On October 14, 2003, the Company sold 500,000 shares of restricted, unregistered common stock to a group of investors represented by P&L Trading Co., Inc. for gross proceeds of approximately $50,000 (or $0.10 per share), which was below the discounted "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of the respective transaction. The differential between the discounted "fair value" (approximately $0.20 per share) and the selling price resulted in a charge to operations of approximately $100,000 for compensation expense related to common stock issuances at less than "fair value".

On December 1, 2003, the Company issued 500,000 shares into escrow to be used as collateral on a prospective credit arrangement. As of December 31, 2003, this prospective loan has not materialized and these shares are have not been "fully paid and assessable" and, accordingly, are not included in the issued and outstanding totals in the accompanying financial statements.

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

2002 Stock Option Plan - continued

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

2003 Stock Option Plan - continued

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

Through December 31, 2003, the Company has issued no options to acquire common stock under the 2003 Plan.

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

The following table summarizes all common stock options granted through December 31, 2003.


               Options    Options    Options     Options    Exercise Price
               granted   exercised  terminated  outstanding     per share
               --------- ---------  ----------  ----------- ---------------
2002 investors 3,100,000 2,500,000      -        600,000     $3.00 - $4.00
2002 officers  3,500,000    -           -        3,500,000       $0.10
               --------- --------- -----------  ----------- ----------------
 Totals        6,600,000 2,500,000      -        4,100,000
               ========= =========               =========

The weighted average exercise price of all issued and outstanding options at December 31, 2003 is approximately $0.60 and all issued and outstanding options are vested and eligible for exercise.

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

        RPM Technologies, Inc.
        Notes to Financial Statements - Continued

Note L - Stock Warrants - Continued

On May 27, 2003, the Company, in conjunction with the sale of 200,000 shares of restricted common stock, issued 400,000 Class B Warrants to purchase one
(1) share of restricted common stock at a price of $4.00 per share, exercisable until March 1, 2004.

On June 20, 2003, the Company, in conjunction with the sale of 300,000 shares of restricted common stock, issued 400,000 Class B Warrants to purchase one
(1) share of restricted common stock at a price of $4.00 per share, exercisable until March 1, 2004.

In October 2003, the Company, in conjunction with various sales of restricted common stock, issued 2,013,800 warrants to purchase one (1) share of restricted common stock each; 513,800 Class A Warrants to purchase one (1) share of restricted common stock at a price of $3.00 per share; and 1,500,000 Class B Warrant to purchase one (1) share of restricted share of common stock at a price of $4.00 per share, both exercisable until March 1, 2004.

                                                         Warrants
                                         Warrants   outstanding at
                                       originally     December 31,
                                           issued             2003      Exercise price
                                       ----------   --------------      ---------------
2002 - Series A                         2,050,000        2,050,000      $3.00 per share
2002 - Series B                         4,150,000        4,150,000      $4.00 per share

Totals at December 31, 2002             6,200,000        6,200,000

2003 - Series A                           513,800          513,800       $3.00 per share
2003 - Series B                         2,300,000        2,300,000

Totals at December 31, 2002             9,013,000        9,013,000

No warrants were cancelled, exercised or expired during the period from the issuance of the respective warrant(s) and December 31, 2003. As of March 1, 2004, all of the above warrants expired with none being exercised.


Note M - Commitments

Product Development

In January 2000, the Company purchased the rights to a pallet related product for $1,100 cash. Additionally, upon successful development of the product and marketplace acceptance of the product, the Company is obligated to issue 5,000 post-reverse split shares (25,000 pre-reverse split shares) of unregistered, restricted common stock.

As of December 31, 2003, the Company has completed some initial market demand studies and remains in the research and development phase on this product. No identifiable market demand has been recognized and no sales have been made. In September 2003, the Company issued 35,715 shares of restricted, unregistered stock to complete this transaction to avoid threatened litigation over alleged non-performance on the part of the Company related to the utilization and marketing of this product. In the event that the Company can successfully bring this product to market, the Company will be liable for a royalty payment of approximately $7.50 per unit sold.

        RPM Technologies, Inc.
        Notes to Financial Statements - Continued


Note M - Commitments - Continued

Officer Compensation

For periods prior to January 1, 2002, the Company's two controlling shareholders/officers had an informal, unwritten agreement with the Company whereby they will provided their services to the Company at an annual salary of $60,000 each, with one quarter or $30,000, to be contributed to the Company as "additional paid-in capital" and one-quarter, or $30,000, to be accrued and paid at a future date when the Company's cash flows will support the repayment.

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

As of December 31, 2003 and 2002, respectively, the Company has accrued approximately $626,000 and $380,000 in earned, but unpaid, officer compensation.

        RPM Technologies, Inc.
        Notes to Financial Statements - Continued


Note N - Related Party Transactions

The Company conducts it's operations from the separate personal offices of Randy Zych, it's Chairman and Charles Foerg, it's President. No formal lease agreement exists for the use of these offices. During 2003, the Company paid the officers an aggregate approximately $61,900 for the use of these offices and reimbursement of Company expenses paid personally on behalf of the Company.

Note O - Selected Financial Data (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2003 and 2002, respectively.




					Quarter ended   Quarter ended   Quarter ended   Quarter ended    Year ended
                                           March 31,        June 30,    September 30,    December 31,    December 31,
                                        -------------   -------------   --------------  --------------   ------------
Calendar 2003
--------------
        Revenues                           $95,296          $184,500      $501,692         $710,822       $1,492,310
        Gross profit                        14,398            84,213       159,002          184,916          442,529
        Net earnings                      (108,199)          (33,849)     (165,207)        (403,763)        (711,018)
        Basic and fully diluted
                earnings per share          $(0.01)              nil        $(0.02)          $(0.03)          $(0.06)
        Weighted average
                number of shares
                issued and outstanding   9,933,103         9,941,475    10,737,563        3,421,332       11,346,503

Calendar 2002
--------------
        Revenues                           $11,856           $95,352       $34,303          $80,730         $222,241
        Gross profit                           830            26,718        23,011           25,338           75,897
        Net earnings                      (247,386)          (70,119)      (85,821)      (2,479,204)      (2,882,530)
        Basic and fully diluted
                earnings per share          $(0.07)           $(0.02)      $(0.02)           $(0.30)          $(0.51)
        Weighted-average
                number of shares
                issued and outstanding   3,634,513         4,526,557     4,836,817        8,324,317         5,625,631

              INDEX TO EXHIBITS

Exhibit
Number           Description
-------          -----------
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

10.1 Employment Agreement dated September 1, 2002 between the Registrant and Randy Zych (#)

10.2 Employment Agreement dated September 1, 2002 between the Registrant and Charles Foerg (#)

10.3    RPM Non-Qualified Stock Option and Stock Bonus
        Plan effective February 28, 2002(2)

10.4    Amended Non-Qualified Stock Option and Stock
        Bonus Plan effective February 6, 2003 (3)

31.1    Certification pursuant to Section 302 of Sarbanes-
        Oxley Act of 2002 - Chief Executive Officer and
        Chief Financial Officer.

32.1    Certification pursuant to Section 906 of Sarbanes-
        Oxley Act of 2002.
_________________

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

                        SIGNATURES

In accordance  with Section  13 or  15(d) of  the Exchange Act, the
Registrant  caused   this report   to  be  signed  on   its behalf  by  the
undersigned  thereunto duly authorized as of the 23rd day of March, 2004.



                                               RPM TECHNOLOGIES, INC.
                                               /S/ RANDY ZYCH
                                               ----------------------------
                                               Randy Zych
                                               Chief Executive Officer
                                               (Principal Executive Officer)
                                               and Chairman of the Board

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and as of the dates indicated.

Name                         Title                         Date


/S/ RANDY ZYCH          Chairman of the Board,          March 23, 2004
------------------      Chief Executive Officer
Rab=ndy Zych            (principal executive officer)
                        and Director

/S/ CHARLES FOERG       Interim President,
------------------      Secretary/Treasurer and         March 23, 2004
Charles Foerg           Director


/S/DAVID LADE           Financial Officer               March 23, 2004
------------------      Director
David Lade

                  EXHIBITS

Exhibit
Number           Description
-------          -----------

31.1 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 - Chief Executive Officer and
                 Chief Financial Officer.

32.1             Certification pursuant to Section 906 of Sarbanes-
                 Oxley Act of 2002.