Form 10KSB/A
period 2003-12-31
RPM TECHNOLOGIES INC
filed 2004-05-03
CIK 1099150

<pre>
===============================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB/A

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

Check whether  the issuer  (1) filed  all reports  required to  be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO | |

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. | |

The Company's revenue for the twelve months ended December 31, 2003 was $1,492,310.

As of April 30, 2004, the number of shares outstanding of the registrant's only class of common stock was 14,894,156.

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

As of April 15, 2004, we had 14,409,156 shares of common stock outstanding and held of record by approximately 541 shareholders, and the high and low sale prices of a share of our common stock on the OTC Bulletin Board(R) on that date were $.40 and $.28, respectively. Within the holders of record of our common stock are depositories such as Cede & Co. that hold shares of stock for brokerage firms, which, in turn, hold shares of stock for beneficial owners.

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

As of April 15, 2004, we had outstanding 14,409,156 shares of common stock, of which all but approximately 1,200,000 shares were unrestricted under the Securities Act of 1933. As of April 15, 2004, we also had outstanding options and warrants that were exercisable for into approximately 8,500,000 shares of common stock. Sales of a substantial number of shares of our common stock in the public market, or the perception that sales could occur, could adversely affect the market price of our common stock. Any adverse effect on the market price of our common stock could make it difficult for us to raise additional capital through sales of equity securities at a time and at a price that we deem appropriate.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of April 15, 2004, certain information with respect to (i) each director of our company, (ii) the named executives, and (iii) all directors and executive officers of our company as a group, and (iv) each person known to our company to be the beneficial owner of more than 5% of our common stock. The information with respect to each person specified is as supplied or confirmed by such person or based upon statements filed with the Commission.


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

(2)     Beneficial ownership is determined in accordance with the rules  of
        the  Securities  and  Exchange  Commission   and generally includes
        voting or investment power with  respect to securities. Except as indicated by footnote, and subject to community  property laws where applicable,  the persons named in the  table above have  sole voting and  investment power with respect to all  shares of common stock shown  as beneficially owned by them. Shares of common stock subject to options currently exercisable, or exercisable within  60 days after April 15, 2004, are deemed to be outstanding in calculating the percentage ownership  of a person or  group but are not deemed to be outstanding as to any other person or group.

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


                                 /s/ S. W. Hatfield, CPA
                                 -----------------------
                                  S. W. HATFIELD, CPA

Dallas, Texas
March 11, 2004


                                RPM Technologies, Inc.
                                     Balance Sheets
                               December 31, 2003 and 2002


                                                December 31,           December 31,
                                                        2003                  2002
                                                -------------          ------------
                                        ASSETS
                                        ------
Current Assets
        Cash on hand and in bank                $   316,233             $   105,689
        Accounts receivable - Trade,
        net of allowance for doubtful accounts
        of $-0- and $-0-, respectively              342,912                 139,800
        Inventory - at lower of cost or market            -                  11,000
                                                -----------             -----------
                Total Current Assets                659,145                 256,589
                                                -----------             -----------

Property and Equipment - at cost
        Molds, tools and dies                       648,239                 636,979
        Computer equipment                           14,000                  14,000
                                                -----------             -----------
                                                    662,239                 650,979
        Accumulated depreciation                   (267,766)               (202,942)
                                                ------------            ------------

                Net Property and Equipment          394,473                 448,037
                                                ------------            ------------
Other assets
        Pallet handling technology license            4,822                    -
                                                ------------            ------------
Total Assets                                     $1,058,440             $   704,626
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

                        SIGNATURES

In accordance  with Section  13 or  15(d) of  the Exchange Act, the
Registrant  caused   this report   to  be  signed  on   its behalf  by  the
undersigned  thereunto duly authorized as of the 16th day of April, 2004.



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

Name                         Title                         Date


/S/ RANDY ZYCH          Chairman of the Board,          April 30, 2004
------------------      Chief Executive Officer
Rab=ndy Zych            (principal executive officer)
                        and Director

/S/ CHARLES FOERG       Interim President,
------------------      Secretary/Treasurer and         April 30, 2004
Charles Foerg           Director


/S/DAVID LADE           Financial Officer               April 30, 2004
------------------      Director
David Lade

                  EXHIBITS

Exhibit
Number           Description
-------          -----------

31.1 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 - Chief Executive Officer and
                 Chief Financial Officer.

32.1             Certification pursuant to Section 906 of Sarbanes-
                 Oxley Act of 2002.