Form 10QSB
period 2004-03-31
RPM TECHNOLOGIES INC
filed 2004-05-14
CIK 1099150

<pre>
                        U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington D.C.  20549

                                     FORM 10-QSB

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2004.

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 4, 2004: 13,497,156

Transitional Small Business Disclosure Format (check one):      YES       NO X

                           RPM Technologies, Inc.
                  Form 10-QSB for the Quarter ended March 31, 2004
                                Table of Contents

                                                                      Page
                                                                      -----
Part I - Financial Information

Item 1  Financial Statements.............................................3

Item 2  Management's Discussion and Analysis or Plan of Operation.......22

Item 3	Controls and Procedures.........................................25

Part II - Other Information

Item 1  Legal Proceedings...............................................25

Item 2  Changes in Securities...........................................25

Item 3  Defaults Upon Senior Securities.................................25

Item 4  Submission of Matters to a Vote of Security Holders.............25

Item 5  Other Information...............................................25

Item 6  Exhibits and Reports on Form 8-K................................26

Signatures..............................................................26

Part I
Item 1 - Financial Statements
<table>                                         RPM Technologies, Inc.
                                            Balance Sheets
                                       March 31, 2004 and 2003

                                             (Unaudited)

                                                    March 31,              March 31,
                                                         2004                   2003
                                                    ---------              ---------
                                  ASSETS
Current Assets
        Cash on hand and in bank                   $  288,038             $  89,931
          Accounts receivable - Trade and Other,
            net of allowance for doubtful accounts
            of $-0- and $-0-, respectively            245,452                188,984
          Inventory - at lower of cost or market            -                 11,100
                                                -------------           ------------
        Total Current Assets                          533,490                290,015
                                                -------------           ------------

Property and Equipment - at cost
        Molds, tools and dies                         648,239                648,239
        Computer equipment                             14,000                 14,000
                                                -------------           ------------
                                                      662,239                662,239
        Accumulated depreciation                     (283,972)              (219,148)
                                                -------------           ------------
        Net Property and Equipment                    378,267                443,091


Other assets
        Pallet handling technology license              4,822                     -
                                                -------------           ------------
Total Assets                                      $   916,579            $   733,106
                                                =============           ============

                                               - Continued -

                                       RPM Technologies, Inc.
                                     Balance Sheets - Continued
                                      March 31, 2004 and 2003

                                              (Unaudited)

                                                   March 31,               March 31,
                                                       2004                    2003
                                                   ---------               ---------
                                     LIABILITIES AND SHAREHOLDERS' EQUITY
                                     ------------------------------------
Current Liabilities
        Note payable                               $  50,000               $  50,000
        Accounts payable - trade                     146,602                 156,239
        Accrued interest payable                      11,140                   5,890
        Accrued officer compensation                 676,191                 412,450
                                                -------------           ------------
                Total Current Liabilities            883,933                 624,579

Long-Term Liabilities
        Deferred compensation -
         fair value of vested stock options          525,000                 525,000
                                                -------------           ------------
                Total Liabilities                  1,408,933               1,149,579

Commitments and Contingencies


Shareholders' Equity
        Preferred stock - $0.001 par value
         50,000,000 shares authorized
         Series A - none issued and outstanding            -                       -
         Series B - 30,000 shares issued
            and outstanding                               30                      30
        Common stock - $0.001 par value.
         250,000,000 shares authorized.
         13,497,156 and 9,933,013 shares
         issued and outstanding, respectively         13,497                   9,933
        Additional paid-in capital                 8,701,249               7,990,906
        Accumulated deficit                       (9,160,950)             (8,390,342)
                                                 -------------           ------------
                                                    (446,174)               (389,473)
        Stock subscription receivable                (46,180)                (27,000)
                                                -------------            ------------
        Total Shareholders' Equity                  (492,354)               (416,473)
                                                 -------------           ------------
Total Liabilities and Shareholders' Equit        $   916,579             $   733,106
                                                 =============           ============

                                   RPM Technologies, Inc.
                        Statements of Operations and Comprehensive Income
                           Three months ended March 31, 2004 and 2003

                                         (Unaudited)

                                                Three months      Three months
                                                ended             ended
                                                March 31,         March 31,
                                                     2004         2003
                                                -----------       ------------

Revenues                                           $477,994          $  95,296

Cost of Sales                                       410,668             80,898

Gross Profit                                         67,326             14,398

Expenses
        Research and development costs                    -                  -
        Sales and marketing expenses                 52,732             13,662
        Payroll and related expenses                 73,515             79,459
        General and administrative expenses          91,412             12,270
        Interest expense                              1,250              1,000
        Depreciation                                 16,206             16,206
                                                -----------       ------------
                Total operating expenses            235,115            122,597
                                                -----------       ------------
Loss from operations                               (167,789)          (108,199)
Other Income
        Interest income                                   -                  -
                                                -----------       ------------
Loss before Income Taxes                           (167,789)          (108,199)

Provision for Income Taxes                          -                       -
                                                -----------       ------------
Net Loss                                           (167,789)          (108,199)

Other comprehensive income                          -                       -
                                                -----------       ------------
Comprehensive Loss                                $(167,789)         $(108,199)

Loss per weighted-average share of
        common stock outstanding,
        computed on Net Loss - basic
        and fully diluted                           $(0.01)            $(0.01)
                                                    =======            =======
Weighted-average number of shares
        of common stock outstanding              13,497,156          9,933,013
                                                 ==========          =========

                                      RPM Technologies, Inc.
                                    Statements of Cash Flows
                            Three months ended March 31, 2004 and 2003

                                         (Unaudited)

                                                Three months      Three months
                                                ended             ended
                                                March 31,         March 31,
                                                     2004         2003
                                                -----------       ------------
Cash Flows from Operating Activities
        Net Loss                                  $(167,789)         $(108,199)
        Adjustments to reconcile net
          income to net cash
          provided by operating activities
            Depreciation                             16,206             16,206
            Consulting fees paid with common stock        -                  -
            Executive compensation contributed
             by shareholder/officers                      -                  -
            (Increase) Decrease in
              Accounts receivable - trade and other  97,460            (49,184)
              Prepaid expenses and other                  -                  -
            Increase (Decrease) in
            Accounts payable and other              (83,352)             3,229
            Accrued interest payable                  1,250              1,000
              Accrued officers compensation          50,030             32,450
                                                -----------       ------------

Net cash provided by (used in)
   operating activities                            (86,195)           (104,498)
                                                 -----------       ------------
Cash Flows from Investing Activities
        Cash paid for property and equipment             -             (11,260)
                                                 -----------       ------------

Cash Flows from Financing Activities
        Proceeds from note payable                       -                   -
        Cash paid to acquire capital                     -             (30,000)
        Proceeds from sales of common stock         58,000             130,000
                                                -----------       ------------
Net cash provided by (used in)
     financing activities                           58,000             100,000
                                                -----------       ------------
Increase (Decrease) in Cash and Cash Equivalents   (28,195)            (15,758)

Cash and cash equivalents at beginning of period   316,233             105,689
                                                -----------       ------------
Cash and cash equivalents at end of period        $288,038           $  89,931


Supplemental Disclosures of Interest and Income Taxes Paid

        Interest paid during the period         $        -           $       -
                                                ==========           =========
        Income taxes paid (refunded)            $        -           $       -
                                                ==========           =========

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

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended December 31, 2003. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2004.

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

6.      Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. At March 31, 2004 and 2003, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization.

7.      Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing the net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the respective period presented in our accompanying financial statements. Fully diluted earnings (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company's net income (loss) position at the calculation date. At March 31, 2004 and 2003, the Company's outstanding stock options and/or warrants are antidilutive due to the Company's net operating loss position.

        RPM Technologies, Inc.
        Notes to Financial Statements - Continued

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

Note E - Concentrations of Credit Risk

The Company maintains its cash accounts in a financial institution subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company is entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During the years ended December 31, 2003 and 2002 and the interim periods ended March 31, 2004 and 2003, respectively, the Company maintained deposits in various financial institutions with credit risk exposures in excess of statutory FDIC coverage. The Company incurred no losses during 2004 or 2003, respectively, as a result of any unsecured bank balance.

Note F - Property and Equipment
                              March 31,        March 31,
                                  2004              2003        Estimated life
                              ---------        ---------        --------------
Molds, tools and dies         $648,239          $648,239        10 years
Computer equipment              14,000            14,000        3 years
                              ---------         --------
                               662,239           662,239
Accumulated depreciation      (283,972)         (219,143)
                              ---------         ---------
Net property and equipment    $378,267          $443,091
                              ========          ========

        (Remainder of this page left blank intentionally)

        RPM Technologies, Inc.
        Notes to Financial Statements - Continued

Note G - Note Payable

Note Payable consists of the following at March 31, 2004 and 2003, respectively:

                                                  March 31,     March 31,
                                                      2004          2003
                                                  ---------      --------
$50,000 note payable to an individual.
 Interest at 10.0% per annum.  Principal
 and all accrued, but unpaid, interest
 is due at maturity in November 2002.
 Unsecured.  The outstanding principal
 and accrued interest may be converted
 into the Company's common stock at a
 50% discount to the 7-day average closing
 price following the lender's written notice
 of conversion.  The lender has recognized
 the delinquency in payment by the Company
 and has verbally notified management of his
 intent to convert the balance to common
 stock at a future date.  No payment demand has
 been made by the lender.                          $50,000           $50,000
                                                 =========         ==========

Note H - Income Taxes

The components of income tax (benefit) expense for the three months ended March 31, 2004 and 2003, respectively, are as follows:

                 Three months           Three months
                 ended                  ended
                 March 31, 2004         March 31, 2003
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
                ===========             ============


As of March 31, 2004, the Company has a net operating loss carryforward of approximately $3,580,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2018. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

        RPM Technologies, Inc.
        Notes to Financial Statements - Continued

Note H - Income Taxes - Continued

The Company's income tax expense (benefit) for the three months ended March 31, 2004 and 2003, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                Three months    Three months
                                                ended           ended
                                                March 31,       March 31,
                                                2004            2003
                                                ------------    ------------
Statutory rate applied to income before
  income taxes                                     $(57,000)        $(26,000)
Increase (decrease) in income taxes
   resulting from:
      State income taxes                                  -               -
      Other, including reserve for deferred
        tax asset and application of net
        operating loss carryforward                  57,000          26,000
                                                ------------    ------------
       Income tax expense                       $          -    $          -
                                                =============   ============
Temporary differences, consisting primarily of statutory deferrals of expenses for pre-operations interest expense, research and development expenses and start-up costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of March 31, 2004 and 2003, respectively:

                                                March 31,           March 31,
                                                     2004               2003
                                                ------------    ------------
      Deferred tax assets
       Net operating loss carryforwards           $1,217,000        $876,000
       Less valuation allowance                   (1,217,000)       (876,000)
                                                ------------    ------------
      Net Deferred Tax Asset                      $        -        $      -
                                                ============    ============

For the three months ended March 31, 2004 and 2003, respectively, the valuation allowance increased (decreased) by the approximate following amounts over the previously reported balances for the years ended December 31, 2003 and 2002: $(109,000) and $26,000.

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

Through March 31, 2004, the Company has issued no options to acquire common stock under the 2003 Plan.

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

        RPM Technologies, Inc.
        Notes to Financial Statements - Continued

Note K - Stock Options - Continued

The following table summarizes all common stock options granted through March 31, 2004:

                  Options         Options         Options         Options         Exercise price
                  granted        exercised     terminated       outstanding           per share
                 ---------       ---------     ----------       ------------      --------------
2002 investors   3,100,000       2,500,000              -           600,000       $3.00 - $4.00
2002 officers    3,500,000               -              -         3,500,000       $0.10
                 ---------       ---------     ----------       ------------
        Totals   6,600,000       2,500,000              -         4,100,000

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

                                       Warrants
                         Warrants      outstanding at
                       originally      March 31,
                           issued           2004        Exercise price
                       ----------      --------------  ----------------
2002 - Series A         2,050,000      2,050,000       $3.00 per share
2002 - Series B         4,150,000      4,150,000       $4.00 per share
                       ----------      --------------
Totals at December 31,
          2002          6,200,000      6,200,000

2003 - Series A         513,800          513,800        $3.00 per share
2003 - Series B         2,300,000      2,300,000
                        ---------      ---------
Totals at December 31,
          2003          9,013,000       9,013,000


Expired                (9,013,000)     (9,013,000)
                        ---------       ---------
Totals at March 31, 2004        -               -
                        =========       =========

        RPM Technologies, Inc.
        Notes to Financial Statements - Continued

Note L - Stock Warrants - Continued

No warrants were cancelled, exercised or expired during the period from the issuance of the respective warrant(s) and March 1, 2004. As of March 1, 2004, all of the above warrants expired with none being exercised.


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

he Company continues to experience increasing demand and sales of its plastic pallet products. As of the date of this filing, the Company has received, and continues to receive, purchase orders from such well-known companies as

Toyota, Goodyear, Dow Chemical, Exxon-Mobil, Kraft, Sara Lee, Armstrong World, Smurfit-Stone, Federal Mogul, General Dynamics, Black & Decker, Fuji Film, Baxter Laboratories, Romer, Pollack Paper, Lee Carpet, Bechtel Power, Organic Valley, Transgeonomic, Numatech Industries, Unisea, Leader Manufacturing, Cyber Power Systems, Rockwell International, North American, Biokyowa, Georgia Pacific and others. It is anticipated that these customers will maintain their position as key accounts in the Company's customer base.

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

The Company continues to promote its line of material-handling products through internet marketing and promotion with six different optimized websites, each directed to a specific market segment. During 2nd quarter 2004, the Company anticipates implementing various advertising, public relations and sales promotion programs designed to broaden market awareness and reach markets not accessible through e-commerce promotion alone. Primary emphasis is placed on the Company's standard and custom plastic pallets lines. Recently added new products give the Company additional depth and enable sales to existing customers that might have otherwise been lost to other vendors.

To further buttress international sales efforts, the Company established distributors in Australia, New Zealand and Canada. Management expects their contributions to sales to be significant during 2004, but cannot accurately forecast revenues from these sources until a trial period has been successfully completed.

The Company's aggressive entry into the custom plastic pallet market segment continues to add sales volume and profit. There is only one major competitor in this marketplace and management believes that its product line is better and less expensive than theirs. Custom plastic pallet sales increases have necessitated the enlargement of production facilities. New molds and extrusion lines were scheduled to installed in an Iowa contractor's facility during 1st quarter 2004, which, when installed, will automate the production and assembly of plastic wood components. As of the date of this filing, these new lines have been delayed due to a lack of available capital. The ultimate installation of these items is uncertain at this time. These enhancements will reduce costs and increase operating efficiency. Custom-size plastic pallet sales have increased principally among exporters that had previously used wood but are now required to switch to alternate materials due to requirements imposed by 90 foreign countries.

Management developed a breakthrough in the technology and production of a non-slip custom plastic pallet. Management believes that the Company is the first to bring such a product to the market. Initial sales of non-slip pallets were made to Toyota and Thyssen Steel.

During 2003, the Company added five experienced sales agents who have significant experience and contacts with users of material-handling products. The addition of these sales agents have been principally responsible for the increase in both demand and completed sales of the Company's products. In the 1st quarter 2004, the Company added a full-time sales director to coordinate the Company's marketing and sales efforts, including liaisons with twenty-nine
(29) manufacturers representatives located primarily in the Midwest, East and Southeast regions of the US. This will significantly enhance sales coverage while complimenting advertising and promotion activities during 2004.

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

(4)     Results of Operations

During the quarter ended March 31, 2004, the Company realized revenues of approximately $478,000, a significant increase over the approximately $95,000 for the first three months ended March 31, 2003. However, our revenue stream, as the Company matures, has revealed that our product experiences some seasonal volatility directly related to our customer's budgeting and purchasing cycles. We note that the 1st quarter of each year demonstrates some drop in sales volume.

The following table reflects our quarterly revenues (rounded to the nearest $1,000), since the first quarter of Calendar 2002:

                Quarter ended March 31, 2002            $ 12,000
                Quarter ended June 30, 2002             $ 95,000
                Quarter ended September 30, 2002        $ 34,000
                Quarter ended December 31, 2002         $ 81,000
                Quarter ended March 31, 2003            $ 95,000
                Quarter ended June 30, 2003             $185,000
                Quarter ended September 30, 2003        $502,000
                Quarter ended December 31, 2003         $711,000
                Quarter ended March 31, 2004            $478,000

We continue to experience growth in our sales as the marketplace acceptance of our product increases.

Cost of sales for pallet production by contract manufacturers was approximately $411,000 for the three months ended March 31, 2004 as compared to approximately $80,898 for the three months ended March 31, 2003. Our gross profit margin for the three months ended March 31, 2004 and 2003, respectively, was approximately 14.09% and 15.11%. We believe that our gross profit percentage has stabilized; however, fluctuations in our raw material costs which we may or may not be able to pass on through price increases may impact our future gross profit realization.

For the three months ended March 31, 2004 and 2003, respectively, the Company had total operating expenses of approximately $235,000 and $123,000. The most significant increase is directly attributable to increased selling costs, principally commissions of $46,000 and other ancillary costs related to the Company's expansion in sales. Management is of the opinion that these overhead costs have stabilized and do not anticipate significant increases in overhead during future periods. The above operating expenses include charges to operations for depreciation expense of approximately $16,000 for each of the three month periods ended March 31, 2004 and 2003. We have undertaken activities to acquire new injection molds for the manufacture of new products as capital is available. Accordingly, we anticipate increases in depreciation expense in future periods related to these new molds as they are acquired and placed into service.

We experienced a net loss of approximately $(168,000) and $(108,000) for the three months ended March 31, 2004 and 2003, respectively. We recognized a net loss per weighted-average share of common stock outstanding of approximately $(0.01) and $(0.01), respectively.

(5)     Liquidity and Capital Resources

At March 31, 2004, December 31, 2003 and March 31, 2003, we had cash in the bank of approximately $288,038, $316,233 and $89,931, respectively. We have working capital (deficit) of approximately $(350,000), $(257,000) and $(335,000) for the same comparative periods. Included in the working capital deficit is cumulative accrued compensation to our executive officers of approximately $676,000, $626,000 and $412,000, respectively. There currently exists no pressure for the Company to begin retiring this compensation debt; however, as available capital is available, management anticipates reducing this liability through either cash payments, issuances of the Company's common stock or a combination of both.

During the year ended 2003 we financed our operations through cash generated through sales of our products and through private placements of our equity securities. Our continued operations are dependent on maintaining adequate sources of liquidity through accounts receivable collections and/or the future availability of new debt and/or equity financing.

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

Item 5 - Other Information

         None

        (Remainder of this page left blank intentionally)

Item 6 - Exhibits and Reports on Form 8-K

  Exhibits
  --------
   31.1    Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
           - Chief Executive Officer
   31.2    Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
           - Chief Financial Officer
   32.1    Certification pursuant to Section 906 of Sarbanes-Oxley Act of
           2002.

        Reports on Form 8-K
        -------------------
                None

                                    SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                                       RPM Technologies, Inc.

Dated: May 14, 2004                                     /s/ Randy Zych
                                                       ----------------------
                                                       Randy Zych
                                                       Chairman, Director,
                                                       Chief Executive Officer