Form 10QSB
period 2004-06-30
RPM TECHNOLOGIES INC
filed 2004-08-24
CIK 1099150

<pre>
                        U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington D.C.  20549

                                     FORM 10-QSB

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2004.

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: August 20, 2004: 18,144,156

Transitional Small Business Disclosure Format (check one):  YES       NO X
--------------------------------------------------------------------------------

                            RPM Technologies, Inc.
                   Form 10-QSB for the Quarter ended June 30, 2004

                                Table of Contents

PART I - FINANCIAL INFORMATION
                                                                         Page
                                                                         ----
Item 1.  Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2004 (unaudited).....F-1

Condensed Consolidated Statement of Operations and comprehensive
     Income for the Three and six Months Ended June 30, 2004 and 2003.....F-2
     (unaudited)

Condensed Consolidated Statement of Cash Flows for the Six
     Months Ended June 30, 2004 and 2003 (unaudited)......................F-3

Notes to Condensed Consolidated Financial Statements (unaudited)..........F-4

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................2

Item 3.  Controls and Procedures...........................................5

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.................................................5

Item 2.  Changes in Securities.............................................5

Item 3.  Defaults Upon Senior Securities...................................5

Item 4.  Submission of Matters to a Vote of Security Holders...............5

Item 5.  Other Information.................................................5

Item 6.  Exhibits and Reports on Form 8-K..................................6

Signatures.................................................................6


PART I
Item 1 - Financial Statements

                          RPM Technologies, Inc.
                              Balance Sheets
                          June 30, 2004 and 2003

                               (Unaudited)

                                                                (As Restated)
                                              June 30, 2004     June 30, 2003

                                  ASSETS
                                  ------
Current Assets
  Cash on hand and in bank                       $   363,556    $   160,127
   Accounts receivable - Trade and Other             106,757        118,985
   Inventory - at lower of cost or market                  -         22,860
                                                  ----------     ----------
      Total current assets                           470,313        301,972
                                                  -----------    ----------
Property and Equipment - at cost
   Molds, tools and dies                             648,239        648,239
   Computer equipment                                 14,000         14,000
                                                  ----------     ----------
                                                     662,239        662,239
   Accumulated depreciation                         (300,178)      (235,354)
                                                  -----------     ----------
       Net Property and Equipment                    362,061        426,885
                                                  -----------     ----------
Other Assets
   Pallet handling technology license                  7,322              -
                                                  -----------     -----------
Total Assets                                      $   839,696     $   728,857
                                                  ===========     ===========

                  LIABILITIES AND SHAREHOLDERS' EQUITY
                  ------------------------------------
Current Liabilities
  Note payable                                    $     50,000    $     50,000
  Accounts payable - trade                              81,773         112,181
  Accrued interest payable                              12,384           6,890
  Accrued officer compensation                         755,107         480,108
                                                   -----------     -----------
    Total Current Liabilities                          899,264         649,179
                                                   -----------     ------------
Long-Term Liabilities

  Deferred compensation - fair value of
    vested stock options                               525,000         525,000
                                                   -----------     ------------
    Total Liabilities                                1,424,264        1,174,179
                                                   -----------     ------------
Commitments and Contingencies

Shareholders' Equity
  Common stock - $0.001 par value.
    250,000,000 shares authorized.
    18,144,156 and 10,003,013 shares
    issued and outstanding, respectively                18,144           10,003
  Additional paid-in capital                         9,196,952        7,995,796
  Accumulated deficit                               (9,650,473)      (8,424,191)
                                                    ----------       -----------
                                                      (435,377)        (418,322)
                                                    -----------      -----------
  Stock subscription receivable                       (149,191)         (27,000)
                                                    -----------     ------------
    Total shareholders' equit                        (584,568)         (445,322)
                                                    -----------     ------------
 Total Liabilities and Shareholders' Equity      $    839,696       $   728,857


The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these financial statements.

F-1

                            RPM Technologies, Inc.
                  Statements of Operations and Comprehensive Income Six and Three months ended June 30, 2004 and 2003

                                  (Unaudited)

                                                  Six months    Six months    Three months  Three months
                                                    ended         ended          ended         ended
                                                June 30, 2004  June 30, 2003  June 30, 2004 June 30, 2003
                                                -------------  -------------  ------------- -------------
Revenues                                           $916,825     $279,796         $438,831     $184,500

Cost of Sales                                       798,657      181,185          387,989      100,287
                                                   --------     --------         --------     --------
Gross Profit                                        118,168       98,611           50,842       84,213
                                                   --------     --------         --------     --------
Expenses

  Research and development costs                      -             -                 -           -
  Sales and marketing expenses                      119,582       44,889           66,850       31,227
  Payroll and related expenses                      147,030      118,924           73,515       39,465
  General and administrative expenses               473,963       42,434          382,551       30,164
  Interest expense                                    2,493        2,000            1,243        1,000
  Depreciation                                       32,412       32,412           16,206       16,206
                                                   --------     --------         --------     --------
    Total operating expenses                        775,480      240,659          540,365      118,062
                                                   --------     --------         --------     --------
Loss from operations                               (657,312)    (142,048)        (489,523)     (33,849)

Other Income

  Interest income                                       -            -                -             -
                                                   --------     --------          --------     --------
Loss before Income Taxes                            (657,312)   (142,048)         (489,523)    (33,849)

Provision for Income Taxe                          s     -          -                 -            -
                                                   --------     --------          --------     --------
Net Loss                                            (657,312)   (142,048)         (489,523)    (33,849)

Other comprehensive income                               -           -                -             -
                                                   ---------    --------          ----------    --------
Comprehensive Loss                                 $(657,312)  $(142,048)         $(489,523)    $(33,849)
                                                   =========   ==========         ==========    =========
Loss per weighted-average share of
  common stock outstanding,
  computed on Net Loss - basic
  and fully diluted                                 $  (0.05)   $   (0.01)        $   (0.03)  $  (0.00)
                                                        -----       ------             -----      -----
Weighted-average number of shares
  of common stock outstanding                      14,408,085    9,937,267       14,905,387    9,941,475
                                                   ==========    =========       ==========    =========

              The financial information presented herein has been prepared by management without audit by independent certified public accountants.
            The accompanying notes are an integral part of these financial statements.

                                       RPM Technologies, Inc.
                                     Statements of Cash Flows
                                Six months ended June 30, 2004 and 2003

                                          (Unaudited)

                                                        Six months    Six months
                                                          ended         ended
                                                       June 30, 2004  June 30, 2003
                                                       -------------  -------------
Cash Flows from Operating Activities
  Net Loss                                              $(657,312)    $(142,048)
  Adjustments to reconcile net income to net cash
    provided by operating activities
    Depreciation                                           32,412        32,412
    Consulting fees paid with common stock                307,600           -
    (Increase) Decrease in
      Accounts receivable - trade and other               236,155        20,815
      Prepaid expenses and other                             -          (11,760)
    Increase (Decrease) in
      Accounts payable and other                         (148,181)      (40,829)
      Accrued interest payable                              2,494         2,000
      Accrued officers compensation                        98,946        70,108
                                                         ---------      --------
Net cash provided by (used in) operating activities      (127,886)      (69,302)


Cash Flows from Investing Activities
  Purchase of property and equipment                          -         (11,260)
                                                         ---------      --------
Net cash used in investing activities                         -         (11,260)
                                                         ---------      --------
Cash Flows from Financing Activities
  Cash paid to acquire capital                                -         (30,000)
  Proceeds from sales of common stock                      175,209      165,000
                                                         ---------      --------
Net cash provided by (used in) financing activities        175,209      135,000
                                                         ---------      --------
Increase (Decrease) in Cash and Cash Equivalents            47,323       54,438

Cash and cash equivalents at beginning of period           316,233      105,689
                                                         ---------      --------
Cash and cash equivalents at end of period                $363,556     $160,127
                                                         =========     ========

Supplemental Disclosures of Interest and Income Taxes Paid
  Interest paid during the period                         $      -     $      -
                                                          ========     ========
  Income taxes paid (refunded)                            $      -     $      -
                                                          ========     ========

Supplemental Disclosures of Non-Cash
Investing and Financing Activities
  Acquisition of pallet handling technology rights
    with common stock                                     $    2,500   $      -
                                                          ==========   =========
              The financial information presented herein has been prepared by management without audit by independent certified public accountants.
              The accompanying notes are an integral part of these financial statements.

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


Note B - Restatement of Financial Information

In conjunction with a change in securities counsel during the 2nd quarter of 2004, management discovered that an amendment to the Company's Articles of Incorporation to allow for the issuance of preferred stock had not been properly approved and effected in accordance with Delaware law. Accordingly, the September 3, 2002 transaction issuing preferred stock was invalid.

Management has restated it's financial statements for all quarterly and annual periods, commencing with the Annual Report on Form 10-KSB for the period ended December 31, 2002 through the quarterly period ended March 31, 2004. The balance sheet was restated to reverse the previously recorded transaction where preferred stock was issued to Company officers as partial payment on accrued officers compensation. There was no change to the previously reported results of operations for any of the aforementioned periods.

The effect of this transaction affects the presentation of accrued officers compensation, the par value of preferred stock and additional paid-in capital only. All references to Preferred Stock have been deleted from the Company's restated financial statements.


Note C - Preparation of Financial Statements

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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

For segment reporting purposes, the Company operated in only one industry segment during the periods represented in the accompanying financial statements and makes all operating decisions and allocates resources based on the best benefit to the Company as a whole.

  RPM Technologies, Inc.
  Notes to Financial Statements - Continued


Note C - Presentation of Financial Statements - Continued

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


Note D - Summary of Significant Accounting Policies

I.  Cash and cash equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

II. Property and equipment

Property and equipment is recorded at cost and is depreciated on a straight line basis, over the estimated useful lives (generally 3 to 10 years) of the respective asset. Major additions and betterments are capitalized and depreciated over the estimated useful lives of the related assets. Maintenance, repairs, and minor improvements are charged to expense as incurred.

III.  Organization and reorganization costs

The Company has adopted the provisions of AICPA Statement of Position 98 5, "Reporting on the Costs of Start Up Activities" whereby all organizational and initial costs incurred with the incorporation and initial capitalization of the Company were charged to operations as incurred.

IV. Research and development expenses

Research and development expenses are charged to operations as incurred.

V.  Advertising expenses

The Company does not utilize direct solicitation advertising. All other advertising and marketing expenses are charged to operations as incurred.

VI. Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. At June 30, 2004 and 2003, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization.

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

At June 30, 2004, the Company's outstanding common stock equivalents in the form of either stock options or warrants are considered antidilutive due to the Company's net operating loss position.


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

Note F - Concentrations of Credit Risk

The Company maintains its cash accounts in a financial institution subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company is entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During the years ended December 31, 2003 and 2002 and the interim periods ended June 30, 2004 and 2003, respectively, the Company maintained deposits in various financial institutions with credit risk exposures in excess of statutory FDIC coverage. The Company incurred no losses during 2004 or 2003, respectively, as a result of any unsecured bank balance.

Note G - Property and Equipment

Property and equipment consist of the following components at June 30, 2004 and 2003, respectively:

                              June 30,    June 30,
                               2004         2003        Estimated life
                             ----------   --------      --------------
Molds, tools and dies        $648,239     $648,239        10 years
Computer equipment             14,000       14,000         3 years
                             --------     --------
                              662,239      662,239
Accumulated depreciation     (300,178)    (235,354)
                             ---------    ---------
Net property and equipment    $362,061    $426,885
                             =========    =========

  RPM Technologies, Inc.
  Notes to Financial Statements - Continued

Note G - Property and Equipment - Continued

Depreciation expense for the six months ended June 30, 2004 and 2003, respectively, was approximately $32,412 and $32,412.


Note H - Note Payable

Note Payable consists of the following at June 30, 2004 and 2003, respectively:

                                                June 30,    June 30,
                                                 2004         2003
                                                --------    --------
$50,000 note payable to an individual.
Interest at 10.0% per annum. Principal
and all accrued, but unpaid, interest is
due at maturity in November 2002. Unsecured.
The outstanding principal and accrued
interest may be converted into the Company's
common stock at a 50% discount to the 7-day
average closing price following the lender's
written notice of conversion.  The lender
has recognized the delinquency in payment by
the Company and has verbally notified
management of his intent to convert the
balance to common stock at a future date.
No payment demand has been made by the lender.    $50,000     $50,000


Note I - Income Taxes

The components of income tax (benefit) expense for the six months ended June 30, 2004 and 2003, respectively, are as follows:

                                              Six months    Six months
                                                ended          ended
                                               June 30,       June 30,
                                                 2004          2003
                                              ----------    -----------
Federal:
  Current                                       $     -     $     -
  Deferred                                            -           -
                                                ---------   -----------
                                                      -           -
State:
  Current                                             -           -
  Deferred                                            -           -
                                                ---------   -----------
                                                      -           -
  Total                                         $     -     $     -

As of March 31, 2004, the Company has a net operating loss carryforward of approximately $4,000,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2018. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

  RPM Technologies, Inc.
  Notes to Financial Statements - Continued

Note I - Income Taxes - Continued

The Company's income tax expense (benefit) for the six months ended June 30, 2004 and 2003, respectively, differed from the statutory federal rate of 34 percent as follows:

                                         Six months     Six months
                                           ended          ended
                                           June 30,       June 30,
                                             2004           2003
                                         -----------    -----------

Statutory rate applied to income before
    income taxes                          $(233,500)      $(48,000)
Increase (decrease) in income
  taxes resulting from:
    State income taxes                         -              -
    Other, including reserve for
    deferred tax asset and application
       of net operating loss carryforward   233,500         48,000
                                          ---------       --------
      Income tax expense                  $     -         $    -

Temporary differences, consisting primarily of statutory deferrals of expenses for pre-operations interest expense, research and development expenses and start-up costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of June 30, 2004 and 2003, respectively:

                                              June 30,    June 30,
                                                2004       2003
                                              --------    ---------
Deferred tax assets
   Net operating loss carryforwards           $1,360,000  $1,088,000
   Less valuation allowance                   (1,360,000) (1,088,000)
                                              ----------- -----------
Net Deferred Tax Asset                        $     -     $    -

For the six months ended June 30, 2004 and 2003, respectively, the valuation allowance increased (decreased) by the approximate following amounts over the previously reported balances for the years ended December 31, 2003 and 2002:
$34,000 and $48,000.

Note J - Common Stock Transactions

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

In August and September 2002, the Company issued 288,000 and 1,000,000 shares of restricted common stock to a public relations firm for various consulting services valued at $272,000. On December 2, 2002, the Company canceled these 1,000,000 shares due to non-performance by the consultant of the services contracted.

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

On December 1, 2003, the Company issued 500,000 shares into escrow to be used as collateral on a prospective credit arrangement. As of December 31, 2003, this prospective loan has not materialized and these shares are have not been "fully paid and assessable" and, accordingly, are not included in the issued and outstanding totals in the accompanying financial statements. As of June 30, 2004, the Company has undertaken steps to recover this stock certificate and return these share to "unissued" status.

In the first six months of 2004, the Company issued approximately 3,115,000 shares (650,000 registered shares and 2,465,000 unregistered, restricted shares) to various consultants for services valued at approximately $307,600, which approximates the discounted "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of each respective transaction.

During the first six months of 2004, the Company sold approximately 1,527,000 shares of restricted, unregistered shares of common stock for aggregate proceeds of approximately $189,300, which approximates the discounted "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of each respective transaction. As of June 30, 2004, the Company has yet to receive approximately $149,191 in cash proceeds related to these sale transactions.

On June 30, 2004, the Company issued an additional 5,000 shares of restricted, unregistered common stock to an individual as additional compensation related to the previously acquired licensing rights of certain pallet handling technology. This new transaction was valued at approximately $2,500, which approximates the discounted "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of the respective transaction.

Exemption from the registration provisions of the Securities Act 1933 for the transactions described above is claimed under Section 4(2) of The Securities Act of 1933, as amended, among others, on the basis that such transactions did not involve any public offering.

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

Through June 30, 2004, the Company has issued no options to acquire common stock under the 2003 Plan.

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

The following table summarizes all common stock options granted through June 30, 2004:

                 Options    Options   Options    Options    Exercise price
                 granted   exercised terminated outstanding   per share
                ---------  ---------- ---------- ----------- --------------
2002 investors  3,100,000  2,500,000      -        600,000    $3.00 - $4.00
2002 officers   3,500,000          -      -      3,500,000    $0.10
                ---------  ---------  ---------- ----------- --------------
  Totals        6,600,000  2,500,000      -      4,100,000
                =========  =========    ====     =========

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

                                                  Warrants
                                   Warrants    outstanding at
                                   originally     June 30,
                                    issued          2004        Exercise price
                                   ----------  ---------------  ---------------
2002 - Series A                     2,050,000     2,050,000     $3.00 per share
2002 - Series B                     4,150,000     4,150,000     $4.00 per share
                                   -----------  ---------------
Totals at December 31, 2002         6,200,000     6,200,000

2003 - Series A                       513,800       513,800     $3.00 per share
2003 - Series B                     2,300,000     2,300,000
                                   ----------   ---------------
Totals at December 31, 2003         9,013,000     9,013,000

Expired                            (9,013,000)   (9,013,000)
                                   -----------  ---------------
Totals at June 30, 2004                  -             -
                                   ===========  ===============

No warrants were cancelled, exercised or expired during the period from the issuance of the respective warrant(s) and their expiration.

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

              (Remainder of this page left blank intentionally)

  RPM Technologies, Inc.
  Notes to Financial Statements - Continued


Note M - Commitments - Continued

Officer Compensation

For periods prior to January 1, 2002, the Company's two controlling shareholders/officers had an informal, unwritten agreement with the Company whereby they will provided their services to the Company at an annual salary of $60,000 each, with one-half, or $30,000, to be contributed to the Company as "additional paid in capital" and one-half, or $30,000, to be accrued and paid at a future date when the Company's cash flows will support the repayment.

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

As of June 30, 2004 and 2003, respectively, the Company has accrued approximately $754,545 and $480,108 in earned, but unpaid, officer compensation.

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

Note O - Subsequent Event

On July 9, 2004, the Company entered into a financing transaction whereby the Company issued $2,500,000 in principal amount of a secured convertible term note due July 9, 2007 to Laurus Master Fund, Ltd. (Note Purchaser) in exchange for gross proceeds of $2,500,000 in cash. The Company also issued warrants to purchase up to an aggregate of 1,125,000 shares of our common stock to the Note Purchaser. Our obligations under the financing are secured by a first priority lien over all of our assets in favor of the Note Purchaser. The convertible term note bears interest at an annual rate equal to the prime rate published from time to time in The Wall Street Journal plus 3%. However, amounts held in the restricted account bear interest at 1% per annum until released to us. The initial conversion price of the debentures is equal to $0.24 per share, and is subject to adjustment under certain circumstances, including if we make certain issuances of stock in the future at a price below the conversion price.

  RPM Technologies, Inc.
  Notes to Financial Statements - Continued

Note O - Subsequent Event - Continued

The $2,200,000 proceeds of the convertible term note has been placed in a restricted cash account subject to the terms of the Restricted Account Agreement and the Letter Agreement we entered into with the Note Purchaser in connection with the financing. These funds are under the control of the Note Purchaser until released to us pursuant to the Letter Agreement, including under the following circumstances: (a) $100,000 will be released to us when (1) either the Company has provided evidence to the Note Purchaser that we have obtained general liability insurance with a coverage limit of at least $1,200,000 or (2) the Note Purchaser has determined that such insurance is not customary with respect to our business operations; (b) $100,000 will be released to us when we have entered into a lease on commercially reasonable terms for a corporate headquarters and operational and manufacturing facility; (c) $100,000 will be released to us when we have filed with the Securities and Exchange Commission a Registration Statement registering for resale the shares of our common stock underlying the convertible term note and the warrants issued to the Note Purchaser in connection with the financing; and (d) up to $1,000,000 will be released to us when we have provided written evidence to the Note Purchaser that we have entered into an agreement or agreements to consummate one or more purchases of certain manufacturing equipment (the amount released to us will be equal to the corresponding dollar amount necessary to purchase the equipment).

The funds to be released to us under clause for the equipment purchases will not be released to us if we have not first (1) provided the Note Purchaser with evidence of satisfactory insurance for such equipment and (2) entered into the lease as described above. None of the funds described above will be released to us if we are in default of our obligations under the financing.

During the period beginning July 9, 2004 and ending 270 days thereafter, the Note Purchaser may elect to purchase an additional note from the Company in an amount up to $960,000 on substantially identical terms to those of the convertible term note described above.


  (Remainder of this page left blank intentionally)

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

(8) Caution Regarding Forward-Looking Information

Certain statements contained in this quarterly filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward looking statements. Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements.

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

Given these uncertainties, readers of this Form 10 QSB and investors are cautioned not to place undue reliance on such forward looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward looking statements contained herein to reflect future events or developments.

(9) Restatement issues

In conjunction with a change in securities counsel during the 2nd quarter of 2004, management discovered that an amendment to the Company's Articles of Incorporation to allow for the issuance of preferred stock had not been properly approved and effected in accordance with Delaware law. Accordingly, the September 3, 2002 transaction issuing preferred stock was invalid.

Management has restated it's financial statements for all quarterly and annual periods, commencing with the Annual Report on Form 10-KSB for the period ended December 31, 2002 through the quarterly period ended March 31, 2004. The balance sheet was restated to reverse the previously recorded transaction where preferred stock was issued to Company officers as partial payment on accrued officers compensation. There was no change to the previously reported results of operations for any of the aforementioned periods.

The effect of this transaction affects the presentation of accrued officers compensation, the par value of preferred stock and additional paid-in capital only. All references to Preferred Stock have been deleted from the Company's financial statements.

(10)  General comments

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

The Company continues to promote its line of material-handling products through internet marketing and promotion with six different optimized websites, each directed to a specific market segment. During 2nd quarter 2004, the Company began to implement various advertising, public relations and sales promotion programs designed to broaden market awareness and reach markets not accessible through e-commerce promotion alone. Primary emphasis is placed on the Company's standard and custom plastic pallets lines. Recently added new products give the Company additional depth and enable sales to existing customers that might have otherwise been lost to other vendors.

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

(11)  Critical Accounting Policies and Estimates

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

(4) Results of Operations

During the six months ended June 30, 2004, the Company realized revenues of approximately $917,000, a significant increase over the approximately $280,000 for the first six months ended June 30, 2003. However, our revenue stream, as the Company matures, has revealed that our product experiences some seasonal volatility directly related to our customer's budgeting and purchasing cycles. We note that the 1st quarter of each year demonstrates some drop in sales volume.

The following table reflects our quarterly revenues (rounded to the nearest $1,000), since the first quarter of Calendar 2002:

Quarter ended March 31, 2002        $12,000
Quarter ended June 30, 2002         $95,000
Quarter ended September 30, 2002    $34,000
Quarter ended December 31, 2002     $81,000
Quarter ended March 31, 2003        $95,000
Quarter ended June 30, 2003        $185,000
Quarter ended September 30, 2003   $502,000
Quarter ended December 31, 2003    $711,000
Quarter ended March 31, 2004       $478,000
Quarter ended June 30, 2004        $439,000

Cost of sales for pallet production by contract manufacturers was approximately $799,000 for the six months ended June 30, 2004 as compared to approximately $181,000 for the six months ended June 30, 2003. Our gross profit margin for the six months ended June 30, 2004 and 2003, respectively, was approximately 12.89% and 35.24%. We believe that our gross profit percentage has stabilized; however, fluctuations in our raw material costs which we may or may not be able to pass on through price increases may impact our future gross profit realization.

For the six months ended June 30, 2004 and 2003, respectively, the Company had total operating expenses of approximately $775,500 and $241,000. The most significant increase is directly attributable to consulting and investment banking fees paid in common stock valued at approximately $307,600 and increased selling costs, principally commissions of $99,400 and other ancillary costs related to the Company's expansion in sales. Management is of the opinion that these overhead costs have stabilized and do not anticipate significant increases in overhead during future periods. The above operating expenses include charges to operations for depreciation expense of approximately $32,000 for each of the six month periods ended June 30, 2004 and 2003. We have undertaken activities to acquire new injection molds for the manufacture of new products as capital is available. Accordingly, we anticipate increases in depreciation expense in future periods related to these new molds as they are acquired and placed into service.

We experienced a net loss of approximately $(657,000) and $(142,000) for the six months ended June 30, 2004 and 2003, respectively. We recognized a net loss per weighted-average share of common stock outstanding of approximately $(0.05) and $(0.01), respectively.

5.  Liquidity and Capital Resources

At June 30, 2004, December 31, 2003 and June 30, 2003, we had cash in the bank of approximately $364,000, $316,000 and $160,000, respectively. We have working capital (deficit) of approximately $(428,000), $(257,000) and $(347,000) for the same comparative periods. Included in the working capital deficit is cumulative accrued compensation to our executive officers of approximately $755,000, $626,000 and $480,000, respectively. There currently exists no pressure for the Company to begin retiring this compensation debt; however, as available capital is available, management anticipates reducing this liability through either cash payments, issuances of the Company's common stock or a combination of both.

During the year ended 2003 and the year-to-date through June 30, 2004, we have financed our operations through cash generated through sales of our products and through private placements of our equity securities.

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

PART II - Other Information

Item 1 - Legal Proceedings

None

Item 2 - Changes in Securities

In the first six months of 2004, the Company issued approximately 3,115,000 shares (650,000 registered shares and 2,465,000 unregistered, restricted shares) to various consultants for services valued at approximately $307,600, which approximates the discounted "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of each respective transaction.

During the first six months of 2004, the Company sold approximately 1,527,000 shares of restricted, unregistered shares of common stock for aggregate proceeds of approximately $189,300, which approximates the discounted "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of each respective transaction. As of June 30, 2004, the Company has yet to receive approximately $149,191 in cash proceeds related to these sale transactions.

On June 30, 2004, the Company issued an additional 5,000 shares of restricted, unregistered common stock to an individual as additional compensation related to the previously acquired licensing rights of certain pallet handling technology. This new transaction was valued at approximately $2,500, which approximates the discounted "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of the respective transaction.

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

Item 6 - Exhibits and Reports on Form 8-K

Exhibits
--------
  31.1 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 - Chief Executive Officer.

  31.2 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 - Chief Financial Officer.

  32.1    Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

Reports on Form 8-K
-------------------
  August 12, 2004 - announcing the execution of a secured convertible term note due July 9, 2007 to Laurus Master Fund, Ltd. in exchange for gross proceeds of $2,500,000 in cash and the related issuance of warrants to purchase up to an aggregate of 1,125,000 shares of our common stock.
-------------------------------------------------------------------------------


                                      SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                        RPM Technologies, Inc.


Dated: August 20, 2004                                  /s/ Randy Zych
                                                        ------------------------
                                                        Randy Zych
                                                        Chairman, Director,
                                                        Chief Executive Officer

EXHIBITS FILED WITH THIS REPORT ON FORM 10-QSB

      Exhibit No.        Description
      -------------      ------------------------------------------------------
           31.1          Certifications Required by Rule 13a-14(a) of the
                         Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley
                         Act of 2002

           31.2 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

           32.1 Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.