Form 10QSB
period 2004-09-30
RPM TECHNOLOGIES INC
filed 2004-11-22
CIK 1099150

<pre>
                        U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington D.C.  20549

                                     FORM 10-QSB

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2004.

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: November 22, 2004: 20,130,520

Transitional Small Business Disclosure Format (check one):  YES       NO X
--------------------------------------------------------------------------------

                            RPM Technologies, Inc.
                   Form 10-QSB for the Quarter ended September 30, 2004

                                Table of Contents

PART I - FINANCIAL INFORMATION
                                                                         Page
                                                                         ----
Item 1.  Financial Statements..............................................3

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................17

Item 3.  Controls and Procedures...........................................22

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.................................................23

Item 2.  Changes in Securities.............................................23

Item 3.  Defaults Upon Senior Securities...................................23

Item 4.  Submission of Matters to a Vote of Security Holders...............23

Item 5.  Other Information.................................................24

Item 6.  Exhibits..........................................................25

Signatures.................................................................26

Exhibits Filed with this Report............................................27

                         PART I - Financial Information

Item 1 - Financial Statements

                             RPM Technologies, Inc.
                              Balance Sheets
                 September 30, 2004 (unaudited) and December 31, 2003


                                                                (As Restated)
                                                 September 30,   December 31,
                                                     2004           2003
                                                 -------------  --------------
                                  ASSETS
                                  ------
Current Assets
  Cash on hand and in bank                       $   673,417    $   316,233
   Accounts receivable - Trade and Other             260,901        342,912
   Inventory - at lower of cost or market             53,001              -
                                                  ----------     ----------
      Total current assets                           987,319        659,145
                                                  -----------    ----------
Property and Equipment - at cost
   Molds, tools and dies                             648,239        648,239
   Manufacturing equipment                           290,000
   Computer equipment                                 14,000         14,000
                                                  ----------     ----------
                                                     952,239        662,239
   Accumulated depreciation                         (316,384)      (267,766)
                                                  -----------     ----------
       Net Property and Equipment                    635,855        394,473
                                                  -----------     ----------
Other Assets                                          19,281          4,822
                                                  -----------     -----------
Total Assets                                      $ 1,642,455     $1,058,440
                                                  ===========     ===========

                  LIABILITIES AND SHAREHOLDERS' EQUITY
                  ------------------------------------
Current Liabilities
  Convertible note payable                        $    676,000
  Note payable                                          50,000    $     50,000
  Accounts payable - trade                             311,351         229,954
  Accrued interest payable                              13,644           9,890
  Accrued officer compensation                         805,160         626,161
                                                   -----------     -----------
    Total Current Liabilities                        1,856,155         916,005
                                                   -----------     ------------
Commitments and Contingencies

Shareholders' Equity
  Common stock - $0.001 par value.
    250,000,000 shares authorized.
    20,130,520 and 13,497,156 shares
    issued and outstanding, respectively                20,131           13,497
  Additional paid-in capital                         9,325,739        8,701,249
  Accumulated deficit                               (9,985,379)      (8,996,161)
                                                    ----------       -----------
                                                      (114,509)        (278,385)
                                                    -----------      -----------
  Stock subscription receivable                       ( 99,191)        (104,180)
                                                    -----------     ------------
    Total shareholders' equity                       (213,700)         (382,565)
                                                  -------------     ------------
 Total Liabilities and Shareholders' Equity       $ 1,642,455       $ 1,058,440
                                                  =============     ============

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these financial statements.

                            RPM Technologies, Inc.
                  Statements of Operations and Comprehensive Income
                  Three and Nine months ended September 30, 2004 and 2003

                                  (Unaudited)

                                                 Three months  Three months    Nine months    Nine months
                                                    ended         ended          ended         ended
                                                September 30,  September 30,   September 30, September 30,
                                                    2004          2003           2004          2003
                                                -------------  -------------  ------------- -------------
Revenues                                           $687,763     $501,692       $1,607,588     $781,488

Cost of Sales                                       595,786      342,690        1,394,443      525,875
                                                   --------     --------         --------     --------
Gross Profit                                         91,977      159,002          210,145      257,613
                                                   --------     --------         --------     --------
Expenses

  Research and development costs                      -             -                 -           -
  Sales and marketing expenses                       45,324       21,217          164,906       66,106
  Payroll and related expenses                       73 514      102,001          220,544      220,925
  General and administrative expenses               286,860      133,249          760,823      175,684
  Interest expense                                    4,979        1,000            7,472        3,000
  Depreciation                                       16,206       16,206           48,618       48,618
  Compensation expense related to
    common stock issuances at less
    than "fair market value"                              -       50,536                -       50,536
                                                   --------     --------         --------     --------
    Total operating expenses                        426,883      324,209        1,202,363      564,869
                                                   --------     --------         --------     --------
Loss from operations                               (334,906)    (165,207)        (992,218)    (307,256)
                                                   --------     --------          --------     --------
Loss before Income Taxes                           (334,906)   (334,906)         (992,218)    (307,256)
                                                   --------     --------          --------     --------
Net Loss                                           (334,906)   (334,906)         (992,218)    (307,256)
                                                   ---------    --------          ----------   --------
Comprehensive Loss                                $(334,906)  $(165,207)        $(992,218)   $(307,256)
                                                   =========   ==========         ==========  =========
Loss per weighted-average share of
  common stock outstanding,
  computed on Net Loss - basic
  and fully diluted                               $  (0.02)   $   (0.02)        $   (0.06)  $  (0.03)
                                                      -----       ------             -----      -----
Weighted-average number of shares
  of common stock outstanding                      19,304,008    10,737,563      16,093,687   10,206,964
                                                   ==========    =========       ==========    =========

              The financial information presented herein has been prepared by management without audit by independent certified public accountants.
            The accompanying notes are an integral part of these financial statements.

                                       RPM Technologies, Inc.
                                     Statements of Cash Flows
                           Nine months ended September 30, 2004 and 2003

                                          (Unaudited)

                                                        Nine months    Nine months
                                                          ended         ended
                                                       September 30, September 30,
                                                           2004          2003
                                                       -------------  -------------
Cash Flows from Operating Activities
  Net Loss                                              $(992,218)    $(307,255)
  Adjustments to reconcile net income to net cash
    provided by operating activities
    Depreciation                                           48,618        48,618
    Consulting fees paid with common stock                683,083        75,000
    Compensation expense related to common
      stock issuances at less than "fair value"                 -        50,536
    (Increase) Decrease in
      Accounts receivable - trade and other                82,011      (126,718)
      Inventory                                           (53,001)       (6,889)
      Prepaid expenses and other                          (11,959)            -
    Increase (Decrease) in
      Accounts payable and other                           81,397)       48,993
      Accrued interest payable                              3,754         3,000
      Accrued officers compensation                       148,999       152,940
                                                         ---------      --------
Net cash used in operating activities                      (9,316)      (61,775)

Cash Flows from Investing Activities
  Purchase of property and equipment                     (290,000)      (11,260)
                                                         ---------      --------
Net cash used in investing activities                    (290,000)      (11,260)
                                                         ---------      --------
Cash Flows from Financing Activities
  Proceeds from convertible notes                         676,500
  Cash paid to acquire capital                           (109,500)      (30,000)
  Proceeds from sales of common stock                      90,000       280,000
                                                         ---------      --------
Net cash provided by financing activities                 656,500       250,000
                                                         ---------      --------
Increase in Cash and Cash Equivalents                     357,233       176,965

Cash and cash equivalents at beginning of period          316,233       105,689
                                                         ---------      --------
Cash and cash equivalents at end of period               $673,417      $282,654
                                                         =========     ========

Supplemental Disclosures of Interest and Income Taxes Paid
  Interest paid during the period                        $      -     $      -
                                                          ========     ========
  Income taxes paid (refunded)                           $   3,718    $      -
                                                          ========     ========

              The financial information presented herein has been prepared by management without audit by independent certified public accountants.
              The accompanying notes are an integral part of these financial statements.

  RPM Technologies, Inc.
  Notes to Financial Statements

Note A - Organization and Description of Business

RPM Technologies, Inc. (the "Company") was incorporated on April 10, 1996 in accordance with the laws of the State of Delaware as Mann Enterprise, Inc.

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

The Company is restating its financial statements for all quarterly and annual periods, commencing with the Annual Report on Form 10-KSB for the period ended December 31, 2002 through the quarterly period ended March 31, 2004. The balance sheet will be restated to reverse the previously recorded transaction where preferred stock was issued to Company officers as partial payment on accrued officers compensation. There will be no change to the previously reported results of operations for any of the aforementioned periods.

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

  RPM Technologies, Inc.
  Notes to Financial Statements - Continued

Note C - Presentation of Financial Statements - Continued

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2004.

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

6.    Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. At September 30, 2004 and 2003, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization.

7.    Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing the net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the respective period presented in the Company's accompanying financial statements. Fully diluted earnings (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company's net income (loss) position at the calculation date.

At September 30, 2004, the Company's outstanding common stock equivalents in the form of either stock options or warrants are considered antidilutive due to the Company's net operating loss position.


Note E - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

  RPM Technologies, Inc.
  Notes to Financial Statements - Continued

Note E - Fair Value of Financial Instruments - Continued

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

Note F - Concentrations of Credit Risk

The Company maintains its cash accounts in a financial institution subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company is entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During each of the years ended December 31, 2003 and 2002, respectively, and each of the three and nine months ended September 30, 2004 and 2003, respectively, the Company maintained deposits in various financial institutions with credit risk exposures in excess of statutory FDIC coverage. The Company has incurred no losses during 2004 or 2003 as a result of any unsecured bank balance.

Note G - Property and Equipment

Property and equipment consist of the following components at September 30, 2004 and 2003, respectively:

                            September 30, September 30,
                               2004          2003        Estimated life
                             ----------     --------      --------------
Molds, tools and dies        $648,239       $648,239        10 years
Manufacturing equipment       290,000              -        15 -20 years
Computer equipment             14,000         14,000        3 years
                             --------       --------
                              952,239        662,239
Accumulated depreciation     (316,384)      (251,560)
                             ---------      ---------
Net property and equipment    $635,855      $410,679
                             =========      =========

Depreciation expense for the nine months ended September 30, 2004 and 2003, respectively, was approximately $48,618 and $48,618.

Note H - Convertible Notes

On July 9, 2004, the Company entered into a financing transaction whereby the Company issued $2,500,000 in principal amount of a secured convertible term note due July 9, 2007 to Laurus Master Fund, Ltd. (Note Purchaser) in exchange for gross proceeds of $2,500,000 in cash. The Company also issued warrants to purchase up to an aggregate of 1,125,000 shares of the Company's common stock to the Note Purchaser. The Company's obligations under the financing are secured by a first priority lien over all of its assets in favor of the Note Purchaser. The convertible term note bears interest at an annual rate equal to the prime rate published from time to time in The Wall Street Journal plus 3%. However, amounts held in the restricted account bear interest at 1% per annum until released to the Company. The initial conversion price of the debentures is equal to $0.24 per share, and is subject to adjustment under certain circumstances, including if the Company makes certain issuances of stock in the future at a price below the conversion price.

The $2,200,000 proceeds of the convertible term note has been placed in a restricted cash account subject to the terms of the Restricted Account Agreement and the Letter Agreement the Company entered into with the Note Purchaser in connection with the financing. These funds are under the control of the Note Purchaser until released to the Company pursuant to the Letter Agreement, including under the following circumstances: (a) $100,000 will be released to the Company when (1) either the Company has provided evidence to the Note Purchaser that it has obtained general liability insurance with a coverage limit of at least $1,200,000 or (2) the Note Purchaser has determined that such insurance is not customary with respect to the Company's business operations; (b) $100,000 will be released to the Company when it has entered into a lease on commercially reasonable terms for a corporate headquarters and operational and manufacturing facility; (c) $100,000 will be released to the Company when it has filed with the Securities and Exchange Commission a Registration Statement registering for resale the shares of its common stock underlying the convertible term note and the warrants issued to the Note Purchaser in connection with the financing; and (d) up to $1,000,000 will be released to the Company when it has provided written evidence to the Note Purchaser that it has entered into an agreement or agreements to consummate one or more purchases of certain manufacturing equipment (the amount released to the Company will be equal to the corresponding dollar amount necessary to purchase the equipment).

The funds to be released to the Company for the equipment purchases will not be released to the Company if it has not first (1) provided the Note Purchaser with evidence of satisfactory insurance for such equipment, and (2) entered into the lease as described above. None of the funds described above will be released to the Company if it is in default of its obligations under the financing.

During the period beginning July 9, 2004 and ending 270 days thereafter, the Note Purchaser may elect to purchase an additional note from the Company in an amount up to $960,000 on substantially identical terms to those of the convertible term note described above.

  RPM Technologies, Inc.
  Notes to Financial Statements - Continued

Note H - Convertible Notes - Continued

The above description is not a complete description of the material terms of the financing, and is qualified in its entirety by reference to the agreements entered into in connection with the financing which were included in the Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on August 12, 2004.

Note I - Note Payable

Note Payable consists of the following at September 30, 2004 and 2003, respectively:

                                             September 30,  September 30,
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


  (Remainder of this page left blank intentionally)

  RPM Technologies, Inc.
  Notes to Financial Statements - Continued


Note J - Income Taxes

As of September 30, 2004, the Company had a net operating loss carryforward of approximately $3,410,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2018. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for the nine months ended September 30, 2004 and 2003, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                        Nine months     Nine months
                                                            ended         ended
                                                       September 30,    September 30,
                                                           2004           2003
                                                       -------------   ---------------
  Statutory rate applied to income before income taxes    $(337,000)     $(104,000)
  Increase (decrease) in income taxes resulting from:
    State income taxes    -     -
    Compensation expense related to common stock
      issuances at less than "fair value"                     -             17,000
    Other, including reserve for deferred tax asset
      and application of net operating loss carryforward    337,000         87,000
                                                          ----------    -----------
      Income tax expense                                  $   -          $     -
                                                          ==========    ============

Temporary differences, consisting primarily of statutory deferrals of expenses for pre-operations interest expense, research and development expenses and start-up costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of September 30, 2004 and 2003, respectively:


  (Remainder of this page left blank intentionally)

  RPM Technologies, Inc.
  Notes to Financial Statements - Continued

Note J - Income Taxes - Continued

                                        September 30, September 30,
                                            2004            2003
                                        ------------  -------------
Deferred tax assets
Net operating loss carryforwards        $1,160,000    $1,175,000
Less valuation allowance                (1,160,000)   (1,175,000)
                                        -----------   -----------
  Net Deferred Tax Asset                $     -       $     -

For the nine months ended September 30, 2004 and 2003, respectively, the valuation allowance increased by the approximate following amounts over the previously reported balances for the years ended December 31, 2003 and 2002:
$(166,000) and $135,000.

Note K - Common Stock Transactions

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

In September 2002 the Company issued 500,000 shares of restricted common stock valued at $50,000 to the Company's Chairman, Randy Zych in payment of a signing bonus set forth in a new Employment Agreement dated September 1, 2002.

In September 2002 the Company issued 500,000 shares of restricted common stock valued at $50,000 to the Company's President, Charles Foerg in payment of a signing bonus set forth in a new Employment Agreement dated September 1, 2002.

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


Note K - Common Stock Transactions - Continued

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

In the first nine months of 2004, the Company issued approximately 4,536,364 shares (650,000 registered shares and 3,886,364 unregistered, restricted shares) to various consultants for services valued at approximately $497,373, which approximates the discounted "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of each respective transaction.

  RPM Technologies, Inc.
  Notes to Financial Statements - Continued


Note K - Common Stock Transactions - Continued

During the first nine months of 2004, the Company sold approximately 1,992,000 shares of restricted, unregistered shares of common stock for aggregate proceeds of approximately $229,300, which approximates the discounted "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of each respective transaction. As of September 30, 2004, the Company has yet to receive approximately $99,191 in cash proceeds related to these sale transactions.

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

Where appropriate, the Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares.

Note L - Stock Options

2002 Stock Option Plan

On February 28, 2002, the Company filed a Registration Statement on Form S-8 to register 300,000 shares of common stock to support the 2002 Stock Option Plan (the "2002 Plan"). Under the 2002 Plan, the Company may grant options, from time to time, to acquire shares of common stock to employees of the Company or its subsidiaries. In addition, at the discretion of the Board of Directors, options to acquire common stock of the Company may from time to time be granted under the 2002 Plan to other individuals, including consultants or advisors, who contribute to the success of the Company or its subsidiaries and are not employees of the Company or its subsidiaries, provided that bona fide services shall be rendered by consultants and advisors and such services shall not be in connection with the offer or sale of securities in a capital-raising transaction and do not directly or indirectly promote or maintain a market in the Company's securities.

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

  RPM Technologies, Inc.
  Notes to Financial Statements - Continued

Note L - Stock Options - Continued

2002 Stock Option Plan - continued

On March 1, 2002, the Company granted an aggregate 280,000 options to purchase an equivalent number of shares under the 2002 Plan, to three consultants,(Lone Wolf Business Services, Jamie Spangler and John Dennee) providing various management and financial consulting services. These options were exercised upon grant by the receiving parties as compensation for their respective services.

2003 Stock Option Plan

On February 6, 2004, the Company filed a Registration Statement on Form S-8 to register 700,000 shares of common stock to support the 2003 Stock Option Plan (2003 Plan). Under the 2003 Plan, the Company may grant options, from time to time, to acquire shares of common stock to employees of the Company or its subsidiaries. In addition, at the discretion of the Board of Directors, options to acquire common stock of the Company may from time to time be granted under this Plan to other individuals, including consultants or advisors, who contribute to the success of the Company or its subsidiaries and are not employees of the Company or its subsidiaries, provided that bona fide services shall be rendered by consultants and advisors and such services shall not be in connection with the offer or sale of securities in a capital-raising transaction and do not directly or indirectly promote or maintain a market in the Company's securities.

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

Through September 30, 2004, no options to acquire common stock under the 2003 Plan remain outstanding.

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

Note L - Stock Options - continued

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

The following tables summarize all common stock options granted through September 30, 2004:

                                                          Weighted average
                                                          price per share
                                                          ----------------
Options outstanding at January 1, 2002              -             -
  Issued                                        6,600,000       $0.62
  Exercised                                    (2,500,000)      $0.10
  Expired/Terminated                                -             -
                                               -----------   ----------
Options outstanding at December 31, 2002        4,100,000       $0.94
  Issued                                            -             -
  Exercised                                         -             -
  Expired/Terminated                                -             -
                                               -----------   ----------
Options outstanding at December 31, 2003        4,100,000       $0.94
                                               -----------   ----------
  Issued                                            -             -
  Exercised                                         -             -
  Expired/Terminated                                -             -
                                               -----------   ----------
Options outstanding at June 30, 2004            4,100,000       $0.94
                                               -----------   ----------


               Options    Options    Options     Options    Exercise Price
               granted   exercised  terminated  outstanding     per share
               --------- ---------  ----------  ----------- ---------------
2002 investors 3,100,000 2,500,000      -        600,000     $3.00 - $4.00
2002 officers  3,500,000    -           -        3,500,000       $0.50
               --------- --------- -----------  ----------- ----------------
 Totals        6,600,000 2,500,000      -        4,100,000
               ========= ========= ===========   =========

The weighted average exercise price of all issued and outstanding options at September 30, 2004 is approximately $0.94 and all issued and outstanding options are vested and eligible for exercise.

The weighted-average remaining contractual life of the options outstanding at September 30, 2004 was 1.27 years. The exercise prices of the options outstanding at September 30, 2004 ranged from $0.50 to $4.00 per share. The following table summarizes the outstanding options at September 30, 2004:

                                                        Weighted-    Weighted-
                                                         average      average
                                           Weighted-     exercise    exercise
                   Stock      Stock         average      price of    price of
  Range of        options    options       remaining     options      options
exercise prices outstanding exercisable contractual life outstanding outstanding
--------------- ----------- ----------- ---------------- ----------  ----------
   $0.50         3,500,000  3,500,000       1.34 yrs       $0.50       $0.50
   $3.00           300,000    300,000       0.84 yrs       $3.00       $3.00
   $4.00           300,000    300,000       0.84 yrs       $4.00       $4.00
                ----------- -----------
                 4,100,000  4,100,000
               =========== ===========

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

Year ended December 31, 2002
----------------------------
Expected life of the option:     The initial life of the corresponding option,
                                 generally three (3) years.

Expected volatility in
  the Company's stock price:    500.0%, which was based on fluctuations of the
                                Company's stock price over the past fiscal year.

Expected dividends:             Zero (0.00) based on past performance.

Anticipated risk free
   interest rate:               Estimated to be 6.0%.

This calculation resulted in approximately $525,000 being charged to operations for the year ended December 31, 2002 for stock options issued during the year.

The weighted-average fair value of options covering approximately 4,100,000 shares of common stock granted during the year ended December 31, 2002 for which the exercise price was greater than the market price on the grant date was $0.40 and the weighted-average exercise price was $0.94.

No stock options have been granted at any time where the exercise price was equal to the market price on the grant date.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which do not have vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Note M - Stock Warrants

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

Note M - Stock Warrants - Continued

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

On July 25, 2004, the Company's Board of Directors issued 1,000,000 Class D Warrants to purchase an equivalent number of shares of the Company's common stock at an exercise price of $3.00 per share, exercisable until August 20, 2006 to Huntleigh Securities acting as trustee for a group of accredited investors represented by P & L Trading Co., Inc. On May 27, 2003, the Company, in conjunction with the sale of 200,000 shares of restricted common stock, issued 400,000 Class B Warrants to purchase one (1) share of restricted common stock at a price of $4.00 per share, exercisable until March 1, 2004.

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

                                        Warrants
                         Warrants   outstanding at
                        originally    September 30,
                         issued         2004       Exercise price
                       -----------   -------------  --------------

2002 - Series A         2,050,000     2,050,000    $3.00 per share
2002 - Series B         4,150,000     4,150,000    $4.00 per share
                       -----------   -------------  --------------
Totals at
December 31, 2002       6,200,000     6,200,000

2003 - Series A           513,800       513,800     $3.00 per share
2003 - Series B         2,300,000     2,300,000
                       -----------  --------------
Totals at December
31, 2003                9,013,000     9,013,000

Issued -
Underwriters warrants   1,000,000     1,000,000     $3.00 per share
Expired                (9,013,000)   (9,013,000)
                       -----------  --------------
Totals at
September 30, 2004      1,000,000     1,000,000
                       ===========  ==============

Note N - Contributed Capital

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

Note O - Commitments

Product Development

In January 2000, the Company purchased the rights to a pallet related product for $1,100 cash. Additionally, upon successful development of the product and marketplace acceptance of the product, the Company is obligated to issue 5,000 post-reverse split shares (25,000 pre-reverse split shares) of unregistered, restricted common stock.

As of December 31, 2003, the Company completed some initial market demand studies and remains in the research and development phase on this product. No identifiable market demand has been recognized and no sales have been made.
In September 2003, the Company issued 35,715 shares of restricted, unregistered stock to complete this transaction to avoid threatened litigation over alleged non-performance on the part of the Company related to the utilization and marketing of this product. In the event that the Company can successfully bring this product to market, the Company will be liable for a royalty payment of approximately $7.50 per unit sold. On June 30, 2004, the Company issued an additional 5,000 shares of restricted, unregistered common stock to an individual as additional compensation related to the previously acquired licensing rights of certain pallet handling technology. This new transaction was valued at approximately $2,500, which approximates the discounted "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of the respective transaction.

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

As of September 30, 2004 and 2003, respectively, the Company has accrued approximately $805,160 and $562,940 in earned, but unpaid, officer compensation.

Note P - Related Party Transactions

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

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes included elsewhere in this report. This report contains forward-looking statements, including statements concerning future conditions in the plastic pallet industry, and concerning our future business, financial condition, operating strategies, and operational and legal risks. We use words like "believe," "expect," "may," "will," "could," "estimate," "continue," "anticipate," "intend," "future," "plan" or variations of those terms and other similar expressions, including their use in the negative, to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as to our expectations as of the date of this report. These forward-looking statements are subject to a number of risks and uncertainties, including those identified under "Risk Factors" of our most recent registration statement on Form SB-2. Although we believe that the expectations reflected in these forward-looking statements are reasonable, actual industry conditions, and actual conditions and results in our business, could differ materially from those expressed in these forward-looking statements. In addition, none of the events anticipated in the forward-looking statements may actually occur. Any of these different outcomes could cause the price of our common stock to decline substantially. Except as required by law, we undertake no duty to update any forward-looking statement after the date of this report, either to conform any statement to reflect actual results or to reflect the occurrence of unanticipated events.

General Comments

    We are engaged in the business of developing, producing through subcontract manufacturers, marketing and selling plastic pallets and other material-handling products throughout the United States, Canada and South America. We subcontract the manufacture of our plastic pallets to large injection, extrusion and compression molders on a competitive bid basis. These manufacturers are selected on the basis of their equipment and manufacturing capabilities. We supply them with the molds and resins that we have developed for specific product applications.

    On July 9, 2004 we entered into a financing transaction with Laurus Master Fund, Ltd. under which we issued a $2.5 million principal amount secured convertible term note and warrants to purchase up to 1,125,000 shares of our common stock in exchange for proceeds of $2.5 million dollars. A large portion of these proceeds is held in a restricted cash account to be released to us over time as certain events occur.

    We intend to use the proceeds of the Laurus financing to establish a more formal corporate headquarters and a production facility where, eventually, we plan to manufacture our plastic pallets. We expect the proceeds of the Laurus financing will be sufficient for us to lease space that will serve as a corporate headquarters and production facility, and to purchase equipment that will enable us to grind post-industrial and post-consumer plastic products for usage in the production of our plastic pallets. However, we do not believe that the proceeds will be sufficient for us to purchase molding equipment and presses that would fully enable us to produce our plastic pallets internally. We therefore plan to continue to outsource the manufacturing of our plastic pallets until we raise additional capital enabling us to purchase molds and presses.

    Our main method of selling our plastic pallets and material handling products is currently through our websites. Our websites include: www.rpmplasticpallets.com, www.rpmtechnologiesinc.com, www.pallet- container-quotes.com, www.shelving-quotes.com, www.locker-quotes.com, www.pallet-rack-stack-racks.com, www.plastic-pallets-usa.biz, www.plastic- pallets.com, www.plastic-pallets.org, www.plastic-pallets-use.info and www.plastic-pallets-usa.ws. In the near future we intend to add new variations of the suffixes," usa," "us," "com," "biz," "org," "net," "info," "us" and "ws."

    We promote our websites through a variety of techniques, including the purchase of preferred positions on searched pages from providers such as Google, MSN, Overture and others. We manage and optimize our key words on our websites to promote an optimal level of contact activity and lead volume, which is directly proportional to the preferred position placements that we are either able to buy or acquire through manipulation. We believe that having multiple websites, all linking directly or indirectly to one another, creates an internet marketing environment conducive to volume inquiries. We plan to promote our websites in vertical print media, which will be directed to shippers and warehouse management in a variety of industries.

    We also sell our plastic pallets and material handling products through sales agents and distributors. We currently have contractual relationships with five agents and/or distributors based primarily in the Midwest and Southeast regions of the United States and we intend to develop further relationships with agents and distributors in other locations as our business grows.

Operating Performance and Financial Condition

    We focus on numerous factors in evaluating our operating performance and our financial condition. In particular, in evaluating our operating performance, we focus primarily on revenues, net product margins, as well as operating expenses and net income.

    Revenue. Revenue is a key indicator of our operating performance. We closely monitor overall revenues, as well as revenues from specific customers, and seek to increase revenues by expanding sales to additional customers and expanding sales to existing customers both by increasing sales of existing products and introducing new products. As revenues increase or decrease from period to period, it is critical for management to understand and react to the various causes of these fluctuations, such as successes or failures of particular products, product pricing, customer decisions, seasonality and other causes. Where possible, management attempts to anticipate potential changes in sales revenues and seeks to prevent adverse changes and stimulate positive changes by addressing the expected causes of adverse and positive changes.

    Profit margins. Profit margins, from pallet-to-pallet and across all of our pallets as a whole, is an important measurement of our operating performance. We monitor margins on a pallet-by-pallet basis to ascertain whether particular pallets are profitable or should be phased out as unprofitable pallets. In evaluating particular levels of pallet margins on a pallet-by-pallet basis, we seek to attain a level of gross profit margin sufficient to contribute to normal operating expenses and to provide a net profit.

    Operating expenses. We focus on operating expenses to keep these expenses within budgeted amounts in order to achieve or exceed our targeted profitability. We budget certain of our operating expenses in proportion to our projected sales revenues, including operating expenses relating to production and shipping of our plastic pallets. However, most of our expenses relating to general and administrative costs and product design are essentially fixed. Deviations that result in operating expenses in greater proportion than budgeted signal to management that it must ascertain the reasons for the unexpected increase and take appropriate action to bring operating expenses back into the budgeted proportion.

    Net income. Net income is the ultimate goal of our business. By managing the above factors, among others, and monitoring our actual results of operations, our goal is to generate net income at levels that meet or exceed our targets.

    In evaluating our financial condition, we focus primarily on cash on hand, available financing, anticipated near-term cash receipts, and accounts receivable as compared to accounts payable. Cash on hand, together with our other sources of liquidity, is critical to funding our day-to-day operations.

    Funds available under our financing from Laurus Master Fund, Ltd. are also an important source of liquidity to us. In addition to utilizing such funds for non-ordinary course purchases of equipment and office space, we intend to use these funds to pay accounts payable that cannot currently be paid from our day to day operations.

    Anticipated near-term cash receipts are also regarded as a short-term source of liquidity, but are not regarded as immediately available for use until receipt of funds actually occurs.

    The proportion of our accounts receivable to our accounts payable and the expected maturity of these balance sheet items is an important measure of our financial condition. We attempt to manage our accounts receivable and accounts payable to focus on cash flows in order to generate cash sufficient to fund our day-to-day operations and satisfy our liabilities. Typically, we prefer that accounts receivable are matched in duration to, or collected earlier than, accounts payable. If accounts payable are either out of proportion to, or due far in advance of, the expected collection of accounts receivable, we will likely use our cash on hand or funds from the Laurus financing to satisfy our accounts payable obligations.

Seasonality

    We have not identified any seasonality in the sales of our plastic pallets or material handling products to date. We continue to monitor for seasonal trends in the sales of our products.

Critical Accounting Policies and Estimates

    Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of net sales and expenses for each period. The following represents a summary of our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

    Allowance for Doubtful Accounts

    We may maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Since our current customers consist of either large national or regional companies with good payment histories, we have not experienced any previous payment defaults with any of our current customers, our allowance for doubtful accounts is zero. We perform periodic credit evaluations of our customers and maintain allowances for potential credit losses based on management's evaluation of historical experience and current industry trends. If the financial condition of our customers were to deteriorate, resulting in the impairment of their ability to make payments, additional allowances may be required. New customers are evaluated through Dunn & Bradstreet before terms are established. Although we expect to collect all amounts due, actual collections may differ.

Results of Operations

    Comparison of Results of Operations for the Three Months Ended September 30, 2004 and 2003

    During the three months ended September 30, 2004, we realized revenues of approximately $688,000, a 37% increase over the approximately $502,000 in revenues we realized for the three months ended September 30, 2003. This increase was due to intensified internet marketing promotion and reorders from customers.

    Cost of sales for pallet production by contract manufacturers was approximately $596,000 for the three months ended September 30, 2004 as compared to approximately $343,000 for the three months ended September 30, 2003. This increase in the cost of sales was due to increases in sales to new and existing customers.

    Our gross profit margin for the three months ended September 30, 2004 was 13.4% as opposed to 31.7% for the same period during 2003. The decrease was due to increased competition and price-driven market conditions. We believe that our gross profit percentage will stabilize when we grind and supply our own resin requirements, which we intend to accomplish in the fourth quarter of 2004; however, fluctuations in our raw material costs which we may or may not be able to pass on through price increases may impact our future gross profit margin.

    For the three months ended September 30, 2004, we had total operating expenses of approximately $427,000, as opposed to total operating expenses of approximately $324,000 for the same period in 2003. The increase is primarily attributable to an increase in general and administrative expenses in the amount of $154,000, or 116%, to $287,000 for the three months ended September 30, 2004 from $133,000 for the three months ended September 30, 2003. The above operating expenses also include charges to operations for depreciation expense of approximately $16,000 for each of the three month periods ended September 30, 2004 and 2003. We have undertaken activities to acquire new injection molds for the manufacture of new products as capital is available.
Accordingly, we anticipate increases in depreciation expense in future periods related to these new molds as they are acquired and placed into service.

      We experienced a net loss of approximately $(335,000) for the three months ended September 30, 2004 as opposed to $(165,000) for the three months ended September 30, 2003. We recognized a net loss per weighted-average share of common stock outstanding of approximately $(0.02) and $(0.02), respectively, in the same periods.

    Comparison of Results of Operations for the Nine Months Ended September 30, 2004 and 2003

    During the nine months ended September 30, 2004, we realized revenues of approximately $1.6 million, a 105% increase over the approximately $781,000 in revenues we realized for the nine months ended September 30, 2003. This increase was due to intensified internet marketing promotion and reorders from customers.

    Cost of sales for pallet production by contract manufacturers was approximately $1.4 million for the nine months ended September 30, 2004 as compared to approximately $526,000 for the nine months ended September 30, 2003. This increase in the cost of sales was due to increases in sales to new and existing customers.

    Our gross profit margin for the nine months ended September 30, 2004 was 13.6% as opposed to 33.0% for the same period during 2003. The decrease was due to increased competition and price-driven market conditions. We believe that our gross profit percentage will stabilize when we grind and supply our own resin requirements, which we intend to accomplish in the fourth quarter of 2004; however, fluctuations in our raw material costs which we may or may not be able to pass on through price increases may impact our future gross profit margin.

    For the nine months ended September 30, 2004, we had total operating expenses of approximately $1.2 million, as opposed to total operating expenses of approximately $565,000 for the same period in 2003. The increase is primarily attributable to an increase in general and administrative expenses in the amount of $585,000, or 332%, to $761,000 for the nine months ended September 30, 2004 from $176,000 for the nine months ended September 30, 2003. The above operating expenses also include charges to operations for depreciation expense of approximately $49,000 for each of the nine month periods ended September 30, 2004 and 2003. We have undertaken activities to acquire new injection molds for the manufacture of new products as capital is available. Accordingly, we anticipate increases in depreciation expense in future periods related to these new molds as they are acquired and placed into service.

      We experienced a net loss of approximately $(992,000) for the nine months ended September 30, 2004 as opposed to $(307,000) for the nine months ended September 30, 2003. We recognized a net loss per weighted-average share of common stock outstanding of approximately $(0.06) and $(0.03), respectively, in the same periods.

Liquidity and Capital Resources

    At September 30, 2004, December 31, 2003 and September 30, 2003, we had cash on hand of approximately $673,000, $316,000 and $286,000, respectively. We had a working capital (deficit) of approximately $(869,000), $(257,000) and $(256,000), respectively, for the same comparative periods. Included in the working capital deficit is cumulative accrued compensation to our executive officers of approximately $805,000, $626,000 and $563,000, respectively, for the same comparative periods. There currently exists no pressure for us to begin retiring this compensation debt; however, as capital is available, management anticipates reducing this liability through either cash payments, issuances of our common stock or a combination of both.

    During the year ended 2003 and the year-to-date through September 30, 2004, we have financed our operations through cash generated through sales of our products and through private placements of our equity securities.

    On July 9, 2004, we entered into a financing with Laurus Master Fund, Ltd. whereby we issued to Laurus a secured convertible term note and warrants to purchase up to 1,125,000 shares of our common stock in exchange for $2.5 million, much of which has been placed in a restricted cash account and will be released to us as certain events occur.

    We believe current and future available capital resources, revenues generated from operations, and other existing sources of liquidity, including the Laurus financing, will be sufficient to fund our anticipated working capital and capital expenditure requirements for at least the next twelve months.

    Our continued operations are dependent on maintaining adequate sources of liquidity through accounts receivable collections and/or the future availability of new debt and/or equity financing.

Restatement of Financial Statements

    In conjunction with a change in securities counsel during the second quarter of 2004, management discovered that an amendment to our Certificate of Incorporation to allow for the issuance of preferred stock had not been properly approved and effectuated in accordance with Delaware law. Accordingly, the September 3, 2002 transaction issuing preferred stock was invalid.

    We are restating our financial statements for all quarterly and annual periods, commencing with the Annual Report on Form 10-KSB for the period ended December 31, 2002 through the quarterly period ended March 31, 2004. The balance sheet was restated to reverse the previously recorded transaction where preferred stock was issued to certain of our officers as partial payment for accrued compensation. There was no change to the previously reported results of operations for any of the aforementioned periods.

    The effect of this transaction affects the presentation of accrued officers compensation, the par value of preferred stock and additional paid-in capital only. All references to outstanding Preferred Stock have been deleted from our financial statements.

Item 3 - Controls and Procedures

  Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluations as of September 30, 2004 (the "Evaluation Date"), that the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

  There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date, nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

                        PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

None

Item 2 - Changes in Securities and Small Business Issuer Purchases of Equity Securities

  In the first nine months of 2004, we issued approximately 4,536,364 shares (650,000 registered shares and 3,886,364 unregistered, restricted shares) to various consultants for services valued at approximately $497,373, which approximates the discounted "fair value" of our common stock based on the quoted closing price of our common stock on the date of each respective transaction.

  During the first nine months of 2004, we sold approximately 1,992,000 shares of restricted, unregistered shares of common stock for aggregate proceeds of approximately $229,300, which approximates the discounted "fair value" of our common stock based on the quoted closing price of our common stock on the date of each respective transaction. As of September 30, 2004, we have yet to receive approximately $99,191 in cash proceeds related to these sale transactions.

  On June 30, 2004, we issued an additional 5,000 shares of restricted, unregistered common stock to an individual as additional compensation related to the previously acquired licensing rights of certain pallet handling technology. This new transaction was valued at approximately $2,500, which approximates the discounted "fair value" of our common stock based on the quoted closing price of our common stock on the date of the respective transaction.

  On July 9, 2004, we entered into a financing transaction with Laurus Master Fund, Ltd. whereby we issued to Laurus a secured convertible term note and warrants to purchase up to 1,125,000 shares of our common stock in exchange for $2.5 million, much of which has been placed in a restricted cash account and will be released to us as certain events occur.

  The issuances of our securities described above were made in reliance upon the exemption from registration available under Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving a public offering. This exemption was claimed on the basis that these transactions did not involve any public offering and the purchasers in each offering were sophisticated and had sufficient access to the kind of information registration would provide, including our most recent Annual Report on Form 10-KSB and our most recent Quarterly Report on Form 10-QSB.

  Dividend Policy

  We have never paid cash dividends on our common stock and do not currently intend to pay cash dividends on our common stock in the foreseeable future. We are restricted from paying dividends on our common stock under state law; We currently anticipate that we will retain any earnings for use in the continued development of our business.

Item 3 - Defaults Upon Senior Securities

  None

Item 4 - Submission of Matters to a Vote of Security Holders


  During the quarter ended September 30, 2004, no matters were submitted to a vote of the holders of our securities.

Item 5 - Other Information

None

Item 6 - Exhibits

 10.1 Securities Purchase Agreement dated as of July 9, 2004 between the Registrant and Laurus Master Fund, Ltd. (1)

 10.2 Secured Convertible Term Note dated as of July 9, 2004 issued by the Registrant in favor of Laurus Master Fund, Ltd. (1)

 10.3 Common Stock Purchase Warrant dated as of July 9, 2004 granted by the Registrant to Laurus Master Fund, Ltd. (1)

 10.4 Registration Rights Agreement dated as of July 9, 2004 between the Registrant and Laurus Master Fund, Ltd. (1)

 10.5 Master Security Agreement dated as of July 9, 2004 between the Registrant and Laurus Master Fund, Ltd. (1)

 10.6 Restricted Account Agreement dated as of July 8, 2004 by and among the Registrant, North Fork Bank and Laurus Master Fund, Ltd. (1)

 10.7 Letter Agreement dated July 9, 2004 between the Registrant and Laurus Master Fund, Ltd. regarding restricted account at North Fork Bank. (1)

 10.8 Subordination Agreement dated as of July 8, 2004 by and among Randy Zych, Charles Foerg and Laurus Master Fund, Ltd. (1)

 31.1 Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer*

 31.2 Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer*

32.1 Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
_____________________
*      Filed herewith

(1) Filed as an exhibit to the Issuer's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2004 (File No. 000- 31291) and incorporated herein by reference.

                                    SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                        RPM Technologies, Inc.

Dated: November 22, 2004                                       /s/ Randy Zych
                                                        ----------------------
                                                                   Randy Zych
                                                           Chairman, Director,
                                                      Chief Executive Officer



Dated: November 22, 2004                                        /s/ David Lade
                                                        ----------------------
                                                                    David Lade
                                                        Chief Financial Officer

                           Exhibits Filed with this Report

Exhibit No. Description
----------- -------------------------------------------------------------------
31.1 Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

 31.2 Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

32.1 Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002