Form 10KSB
period 2004-12-31
RPM TECHNOLOGIES INC
filed 2005-05-19
CIK 1099150

<pre>
===============================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)
 [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 For the fiscal year ended December 31, 2004     OR

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from __________ to __________

                        Commission File Number 000-31291

                                 RPM TECHNOLOGIES, INC.
                      (Name of small business issuer in its charter)

                     Delaware                             36-4391958
               (state or other jurisdiction           (I.R.S. Employer
              Incorporation or Organization)          Identification No.)

         24001 S. Western Avenue, Park Forest, Illinois        60466
          (Address of principal of Executive Offices)        (Zip Code)

Issuer's telephone number: 708-668-7400

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

Check whether  the issuer  (1) filed  all reports  required to  be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO | |

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. | |

The Company's revenue for the twelve months ended December 31, 2004 was $2,191,373.

As of May 17, 2005, the aggregate market value of the common equity held by nonaffiliates of the registrant was approximately $2,300,000. As of May 17, 2005, the number of shares outstanding of the registrant's only class of common stock was 19,480,520.

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

    You can identify forward-looking statements generally by the use of forward-looking terminology such as "believes," "expects," "may," "will," "intends," "plans," "should," "could," "seeks," "pro forma," "anticipates," "estimates," "continues," or other variations thereof, including their use in the negative, or by discussions of strategies, opportunities, plans or intentions. You may find these forward-looking statements under the captions "Risk Factors," "Management's Discussion and Analysis or Plan of Operation," and "Description of Business," as well as captions elsewhere in this report. A number of factors could cause results to differ materially from those anticipated by forward-looking statements, including those discussed under "Risk Factors" and "Description of Business."

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

ITEM 1.  DESCRIPTION OF BUSINESS.

Overview

    We were incorporated in Delaware on April 10, 1996 under the name Mann Enterprise, Inc. On March 17, 2000, Mann Enterprise acquired RPM Technologies, Inc., a Colorado corporation ("RPM Colorado"), in a stock-for- stock exchange transaction. RPM Colorado had been engaged in the business of developing, producing and marketing plastic pallets since its inception in December 1997. On April 17, 2000, RPM Colorado was merged with and into Mann Enterprise. Immediately following the merger, Mann Enterprise changed its name to RPM Technologies, Inc.

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

    At our direction, these manufacturers utilize a proprietary processing system to produce a strong, durable and cost-effective plastic pallet. Our pallets are made from recycled plastic material and overcome many of the drawbacks associated with wood pallets, such as limited durability, heaviness, the causing of injuries by splintered wood and nails, and environmental issues.

    The demand for and sales of our plastic pallet products is increasing. As of the date of this report, we have received orders from and delivered product to customers that include Toyota, Goodyear, Dow Chemical, Exxon-Mobil, the United States Department of Defense, the National Guard, the United States Department of Forestry, Wm. Wrigley Jr. Company, Kraft, Sara Lee, Armstrong World, Smurfit- Stone, General Dynamics, Black & Decker, Fuji Film, Baxter Laboratories, Romer, Pollack Paper, Lee Carpet, Bechtel Power, Organic Valley, Transgeonomic, Numatech Industries, Unisea, Leader Manufacturing, Cyber Power Systems, Rockwell International, North American, Biokyowa, Georgia Pacific and others. We have also received product sales inquiries from potential customers located in Canada, Europe and the Middle East.

    We continue to promote our line of material-handling products through internet marketing and promotion with numerous different optimized websites, each directed to a specific market segment. These websites include: www.rpmplasticpallets.com, www.rpmtechnologiesinc.com, www.pallet-container-quotes.com, www.shelving-quotes.com, www.locker-quotes.com, www.pallet-rack-stack-racks.com, www.plastic-pallets-usa.biz, www.plastic-pallets.com, www.plastic-pallets.org, www.plastic-pallets-use.info and www.plastic- pallets-usa.ws. In the near future we intend to add new variations of the suffixes," usa," "us," "com," "biz," "org," "net," "info," "us" and "ws."

    We continue to add sales volume in the custom plastic pallet market. As funds are available, we plan to introduce new mold designs, purchase new molds, install new grinding equipment and add other molds. These enhancements are expected to reduce costs and increase operating efficiency. Custom-size plastic pallet sales have increased principally among exporters that previously used wood pallets but are now switching to alternative materials due to wood treatment requirements, which are specified in International Standard for Phytosanitary Measures, or ISPM, number 15.

    ISPMs are prepared by the Secretariat of the International Plant Protection Convention, or IPPC, as part of the United Nations Food and Agriculture Organization, or FAO, global program of policy and technical assistance in plant quarantine. The IPPC is an international treaty relating to plant health to which approximately 124 governments currently adhere. ISPM 15, which was adopted in March 2002, describes measures to reduce the risk of introduction and/or spread of pests associated with wood packaging material. ISPM 15 requires wood packaging, including wood pallets, made from raw wood to be heat treated or fumigated in a specified manner. Many nations, including the United States, Canada, Mexico, New Zealand, Korea, China, and European Union countries, have already imposed requirements adopting the ISPM 15 standard.

    We believe we have developed a breakthrough in the technology and production of a non-slip custom plastic pallet and we further believe that we will be the first to bring such a product to the market. This pallet will feature a unique surface technology designed to virtually eliminate sliding or shifting during transport of goods placed on the pallet. We expect that this pallet will be offered in two popular sizes, 48" x 48" and 40" x 48". We have researched and tested the designs and ordered the molds, which typically take several months to be produced. We have received tentative nonbinding commitments from two large U.S. pharmaceutical companies to order the pallets when production is underway. We expect production to begin, in May 2005.

Industry Overview

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

    The size of the pallet industry is difficult to gauge due to the large number of small companies in the industry and the lack of standard information. The Wood Pallet Association estimates that the United States wood pallet industry is served by approximately 3,600 companies, most of which are small, privately held firms that operate in only one location. The Newia Polytechnic and State University Pallet and Container Research Laboratory has estimated, that approximately 500 million new pallets are now manufactured in the U.S. each year, of which wood pallets comprise over 90%.

    The pallet industry has experienced significant change and growth during the past several years as businesses continue to attempt to improve the logistical efficiency of their manufacturing and distribution systems. With the progression of these systems, expedited product movement has become increasingly important. We believe that the plastic pallet industry will grow along with the overall pallet industry.

Our Solution

    We develop, produce, market and sell plastic pallets and other material-handling products throughout the United States, Canada and South America. We believe that we are strongly positioned in the marketplace because of the following:

        o processing and manufacturing advantages over other plastic pallet producers;

        o   product advantages over wood pallets; and

        o long-term cost advantages of our pallets compared to both wood pallets and other plastic pallets.

  Processing and Manufacturing Advantages

    We believe we are capable of providing a lower priced plastic pallet than our competitors because:

        o we subcontract our manufacturing in rural areas where utility costs are lower;

        o   we subcontract pallets at a fixed cost;

        o we specify that our molder use only recycled plastic resins, which are considerably less expensive than new resin;

        o our designs feature lightweight construction, which translates into less cost per pallet because of lower resin content;

        o our blend of recycled resins and additives contributes to predictable and consistent quality of our pallets; and

        o our state-of-the-art molding equipment improves cycle time efficiency.

    Our manufacturing process provides us with a competitive advantage because it allows us to accept raw materials in a variety of forms. Our ability to use raw materials from a variety of sources increases the likelihood that an abundant supply of low-cost raw materials will continue to exist. We believe that this makes our manufacturing process more cost-effective because it enables our subcontract manufacturers to accept raw materials in a variety of forms, including regrind, post-industrial scrap, post-consumer plastic, post-institutional recyclable plastic, and off-grade new resin. Quality control is also assured by an ongoing measurement of resin content, confirming that each batch conforms to our resin specifications.

    We believe the conversion feature of our nestable pallet also reduces our cost. The conversion feature enables our nestable pallet to be easily transformed into a rackable pallet by the addition of one component. The tops and bottoms are approximately the same size and are locked into position with a simple snap-lock appendage creating a rackable pallet. This convertibility reduces mold costs and facilitates improved production time, thereby increasing profit margins.

    Our pallets are based upon proprietary designs that enable molders to accept and process most high-density plastic materials. A thermoplastic additive, developed by independent scientists, enables the amalgamation of chemically incompatible polymers. The additive acts as a catalyst to make commingled dissimilar polymers compatible, which would normally have little or no affinity for each other. It reduces melt viscosity and acts as a wetting agent for inorganic substances. The thermoplastic additive is purchased by our contract manufacturers, which use the additive in molding the pallets. We have no legal rights to the additive. Because additives with similar attributes to the one used by our contract manufacturer are readily available, we believe we are not heavily dependent on this additive.

    Tests on the thermoplastic additive we have performed under laboratory conditions have indicated a marked improvement in bonding. The additives we use enable polymers to be molded at lower processing temperatures and also serve as a filler or extender to thermoplastics, thereby lowering the cost of the end product. We also believe that the additive permits a significant reduction in raw material and processing costs, while producing an end product which we believe to be of superior strength and durability.

    We and our subcontract manufacturers keep abreast of developments in the additive field and evaluate new additives to determine their effectiveness and applicability to our manufacturing processes.

    In 2002, we purchased six extrusion molds, which are used to manufacture components for our custom-size plastic pallets. Management, in conjunction with its consulting engineers, has identified other markets and applications for these plastic runners, deck-boards and rounds. While still in the development stage, numerous non-pallet applications for plastic components appear to be a promising adjunct to our plastic-parts business.

    In the third quarter of 2004, we opened two resin processing centers, one in Park Forest, Illinois (12,000 sq. ft.) and the other in Norman, Oklahoma (10,000 sq. ft.). These facilities are fully equipped with heavy-duty grinding and processing machinery and equipment. Both facilities recycle post-industrial and post-consumer plastic scrap. The majority of reground plastic produced in the form of high density polyethylene (HDPE) and polypropylene (PP) flake is supplied to our contract manufacturers who produce our plastic pallets and custom plastic lumber. These facilities have the combined capacity of processing approximately 20 million pounds of plastic scrap annually. Resin not used in the manufacture of our products is sold to other plastic product manufacturers, which defrays some of our costs to operate the facilities and has the potential to generate additional profits or reduce our losses.

  Product Advantages

    We believe that our plastic pallets offer the following advantages over wood pallets:

        o   lighter weight;

        o   more can fit in a shipping container;

        o   more user friendly and less likely to cause injuries;

        o   more environmentally friendly; and

        o   more sanitary.

    Our nestable pallet is considerably lighter than a wood pallet of comparable size. For example, our nestable 40" x 48" pallet weighs approximately 22 pounds, while a wood pallet of similar dimensions weighs approximately 45 pounds. Because shipping costs are often calculated based on weight, shippers that use our plastic pallets immediately realize significant freight and shipping savings.

    Because of the interlocking, nesting feature, more of our nestable pallets can be shipped in a container or trailer. Wood pallets are typically stacked one atop the other with no accommodations for nesting.

    Our plastic pallets are user friendly. In addition to being lightweight, our plastic pallets are designed and molded to eliminate sharp edges, burrs and other protuberances that make wood pallets difficult to handle and cause worker injuries. Some shippers require that two workmen handle a wood pallet. Splintering, gouging, or puncture wounds from nails or sharp edges are eliminated by utilization of our plastic pallets.

    Additionally, our plastic pallets are environmentally friendly and we contribute to the nation's recycling efforts. The use of plastic allows us to recycle older pallets and save on disposal costs. Wood pallets deplete our forests and present a serious disposal problem for many communities.

    Finally, our plastic pallets are more sanitary than wood pallets. Wood pallets have been identified as harboring vermin, bacteria and insects. For this reason, many nations have recently passed regulations requiring the costly treatment of certain wood pallets before they can be exported to such nations. Our pallets do not harbor pests and can be used for export to these companies without extra treatment. In contrast, our pallets resist contamination and can be easily cleaned. They are scuff-resistant and do not leech, absorb odors or lose color.

  Long-Term Cost Advantages

    Sales of plastic pallets have not significantly penetrated the overall pallet market, due in large part to their cost. Heavy-duty plastic pallets typically cost between $45.00 and $100.00, whereas new heavy-duty wood pallets typically cost approximately $20.00 and less sturdy wood pallets typically cost between $5.00 and $11.00. Based on results of our surveys of plastic pallet manufacturers' websites conducted in 2004 and 2005, we believe that the prices of our pallets, which range between $15.00 and $39.00, are significantly below the industry average.

    With an average selling price of $15.00 or less per pallet, depending on the quantity ordered, our nestable pallet competes directly with grade one wood pallets and is considerably less expensive than most plastic pallets currently being produced. The same is true for the rackable pallet. When evaluating total pallet cost, our plastic pallet initially costs more but can be used for many more trips. We believe that our pallet is ideal for closed loop shipping where a pallet is used for multiple trips before being discarded. For example, we believe that a grade one wood pallet, which typically costs about $10.00, makes approximately seven trips before disposal, repair or recycling is required. Heavy-duty plastic pallets, as currently manufactured, have a useful life of approximately 75 trips. Because our plastic pallets have a useful life approximately ten times longer than grade one wood pallets, our plastic pallets offer a significantly lower cost per use.

Our Strategy

    We have strived to develop expertise relating to plastic pallets and material handling services. Our goal is to become one of the nation's leading providers of plastic pallets. Our business strategy to achieve this goal includes the following elements:

        o Develop Strategic Relationships. As our business grows, we intend to enter into additional arrangements with agents and distributors across the country to increase the market awareness of our products, while maintaining and building upon solid relationships with current and future suppliers, subcontract manufacturers and customers.

        o Continue to outsource manufacturing while gradually establishing an internal manufacturing facility. Our strategic decision to outsource the manufacturing of our pallets has assisted us in keeping start-up costs to a minimum while we have developed our products. We plan to continue to outsource the production of our pallets until we are prepared to establish our own production facility. As a first step to the establishment of our own production facility, we have leased an office building with sufficient space to serve as a production facility as well as our corporate headquarters. This facility includes grinding equipment with which we can grind post-industrial and post-consumer plastic products for use in connection with the manufacturing of our pallets. Over time we intend to add presses to our production facility that will enable internal production of our pallets.

        o Continue to promote our products. In addition to establishing further relationships with agents and distributors, we intend to extend our marketing activities through direct mail programs, trade organizations, trade journals and website promotions, among other activities. See "Business - Sales and Marketing."

        o Place a special focus on marketing to closed-loop shippers. Due to the durability of our pallets, we are ideally situated to target the "closed-loop" shipping market. A closed-loop is a shipping and warehousing environment where pallets are shipped from a central warehouse or distribution center to outlets and returned to the same central warehouse for re-use, rather than being discarded. Because closed-loop shippers can use pallets many times, their primary concern is the cost per use for pallets, rather than the initial cost of the pallet. Because plastic pallets have a useful life of approximately 10 times that of wood pallets, the cost per use of plastic pallets is often lower than the cost per use of wood pallets.

        o Continue to develop new products to meet our customers' needs. We are currently working to introduce three new pallets to the market, as well as a non-slip pallet that we expect to largely reduce the drawback of slippage which can be associated with plastic pallets. In addition, we continue to look for ways to reduce costs sufficiently to produce a low-cost one way plastic pallet capable of competing with low-cost wood pallets in the one- way shipping market.

        o Continue to target environmentally-conscious customers. Because our plastic pallets are more environmentally friendly than wood pallets, we intend to continue to target entities that are particularly conscious about protecting the environment, including many governmental agencies.

Competition

    We compete directly with domestic and, to some extent, foreign manufacturers of wood and plastic pallets. We compete mainly on the basis of price per usage and, to a lesser degree, on the basis of the superior environmental and safety advantages of our pallets. Despite the competitive advantages that we believe we possess, the market for plastic and wood pallets and the market for materials handling products and related services are both extremely competitive. There are also no substantial barriers to entry to these markets.

    We have identified approximately 25 United States-based companies that currently produce some type of plastic pallet, and we expect that competition will intensify in the future. The majority of these manufacturers are believed to be selling to a limited market in direct response to special orders, which we believe results in higher costs and prices. Two direct competitors producing large-scale plastic pallets are Orbis, Inc. in Oconomowoc, Wisconsin, and Buckhorn, Inc. in Milford, Ohio.

    We believe that there is only one major competitor producing plastic lumber in our marketplace and management believes that our product line is better and less expensive than that of this competitor.

    We believe that our ability to compete successfully depends on a number of factors, including the availability of capital, the quality of our supplier services, governmental regulations, our ability to eventually acquire other plastic and/or pallet-producing companies, the pricing policies of our competitors and suppliers, our ability to establish co-marketing relationships, and general economic trends.

    One of the major competitive obstacles we face is the predominance of wood pallet usage. Most shippers that use low cost pallets for one-way shipping are primarily concerned with initial pallet cost. The initial cost of a low cost wood pallet is typically far less than the initial cost for a plastic pallet. Thus, we cannot currently compete effectively in the one-way market segment. However, we believe that we compete successfully in the market for closed-loop shippers which are required to use grade one pallets. A closed-loop is a shipping and warehousing environment where pallets are shipped from a central warehouse or distribution center to outlets and returned to the same central warehouse for re-use. Because closed-loop shippers can use pallets many times, their primary concern is the cost per use for pallets. Because plastic pallets have a useful life of approximately 10 times that of wood pallets, the cost per use of plastic pallets is often lower than the cost per use of wood pallets. The cost per use for plastic pallets is further reduced by recycling. Damaged pallets that are to be returned to us are stockpiled in a central warehouse and eventually picked up by us to be recycled. The closed loop distributor receives recycle credits on future orders for damaged pallets returned to us. Because of the competitive advantage of plastic pallets when a shipper's primary concern is cost per use, we intend to continue to focus our marketing efforts on closed-loop distributors that benefit most from long pallet life.

    We believe we can capture a significant market share of the low cost wood pallet market if and when we are able to produce a pallet directly competitive with inexpensive wood pallets. We believe this can be achieved as we develop and process less expensive recycled resins and composites. We are currently engaged in a study that utilizes otherwise unusable waste material and we are testing it to determine if it will be a viable substitute for high density polyethylene or polypropylene. Should this be the case, we believe that we would be able to reduce raw material costs, which typically account for 60% to 70% of the pallet's cost, and offer a plastic pallet competitive with low-cost new and used wood pallets. We are continuing our research and development in this area and hope to have developed solutions by the end of 2005.

    Another obstacle we must overcome is the long-term relationships that existing wood pallet manufacturers have developed with their customers. These relationships will require us to focus on marketing RPM Technologies as a long-term supplier of material management products and a reliable source for pallet requirements.

Our Products and Services

    Pallets come in a wide range of shapes and sizes, depending on their purpose and use. However, the grocery industry, which we believe accounts for approximately one-third of the demand for new pallets, uses a standard 40" x 48" pallet. This has essentially become the standard pallet size in most industries in the United States.

    Block edge, rackable pallets are heavy-duty pallets with nine blocks between the pallet decks that allow true four-way entry by forklifts, pallet trucks, and pallet jacks. These types of pallets are often used to transport goods from manufacturers to distribution centers where they are racked. Nestable pallets are easily converted into rackable pallets through the addition of an easily added single component. "Feet" are added to nestable pallets to create rackable pallets that can be easily stacked. Nestable pallets are often used to transport goods between distribution centers and retail stores.

    We currently offer the following types of pallets for sale to markets throughout North America:

        o Heavy Duty Nestable Pallet. This pallet measures 40" x 48" and can handle a 10,000 pound static load capacity and a 2,400 pound dynamic load capacity. One-piece construction maximizes durability and ease of use with true four- way forklift and pallet jack entry. Our stable Plastic Pallet is nestable at a 2:1 ratio.

        o Plastic Utility Pallet. This all-purpose pallet measures 40" x 48," has a static load capacity of 15,000 pounds and a dynamic load capacity of 2,500 pounds.

        o Rackable Pallet. This pallet measures 40" x 48" and has a 15,000 pound static load capacity and a 3,000 pound dynamic load capacity.

    We have the capability of producing, through our subcontract manufacturers, other high-grade, low-cost plastic pallets in most common pallet sizes and configurations, including both rackable and nestable pallets. Our recycled plastic pallets can be made to specification, including color variations and logo inscription. These modifications typically result in approximately a 10% surcharge. Special standard features can include a non-slide, surface and bottom texture to reduce pallet sliding and shifting loads. An interlocking, nesting feature saves space and facilitates easier shipping and storage. Strategically placed drainage holes enable easy cleaning. Our pallets do not have undesirable characteristics such as leeching, color-transfer and odor retention.

    We are currently in the final stages of design and engineering of three additional pallets, including two rackable pallets and one pallet designed specifically for the pharmaceutical industry which we expect will be introduced in the second quarter of 2005.

    We also manufacture custom-size pallets made of plastic stringers and deck boards. These pallets can be made in sizes up to 90" in length and width. Components for our custom-size plastic pallets are produced from extrusion and compression molds. We acquired ten extrusion molds to produce this custom line.

    We believe that we will continue to benefit from the adoption by many nations of ISPM 15, an international standard imposed upon exporters to such nations using soft-wood packaging materials. ISPM 15 requires wood packaging, including wood pallets, made from raw wood to be heat treated or fumigated to reduce the risk of introduction and/or spread of pests. These requirements increase the cost and reduce the desirability of using wood pallets for export to countries that have adopted ISPM 15 or similar regulations. Since March 2002, when ISPM 15 was finalized, approximately 120 nations have adopted it or similar regulations, including the United States, Canada, Mexico, New Zealand, Korea, China, and all of the European Union nations.

    We have identified a viable market for a 48" x 48" plastic pallet with applications in the pharmaceutical industry. We have completed preliminary designs and field tested the concepts. We have entered into negotiations with two large potential customers that currently purchase 18,000 of these pallets annually. We expect to produce a mold for this application and expect to market the product during the fourth quarter of 2004. This mold will be designed to also produce a 45" x 48" version, which has widespread application in the automotive industry.

    Management continues to research and explore the possibilities of producing very inexpensive plastic pallets that would compete directly with low-cost wood pallets. One-way wood pallets, which typically sell for $5.00 to $7.00, constitute a market estimated by management at $6 billion in annual sales in the United States alone. Management believes that a 40" x 48" plastic pallet, which could be sold for a near equal amount would capitalize on the ongoing movement from wood to plastic.

    We have designed and purchased a new mold that we expect will produce very competitively priced 48" x 48" plastic pallets with true non-slip surfaces. We believe that this is a breakthrough product and we expect to begin selling this product during the second quarter of 2005. We have scheduled pre-production orders for this new product with two major pharmaceutical companies located in the United States and Puerto Rico. We expect to begin producing this 48" x 48" pallet by July 2005.

Operations

    We do not currently own or operate any manufacturing facilities, although we plan to lease a facility prior to the end of 2004. Manufacturing and assembly of our pallets is currently being provided by Polytec Manufacturing, Inc., or Polytec, located in Wheaton, Minnesota, and ERP Inc., or ERP, located in Liberty City, Iowa. Both companies have large-scale production facilities, with the appropriate presses and equipment to produce our pallets. We own the pallet molds and specify the resin used in production.

    Our contractual relationship with Polytec and ERP is, in our opinion, customary in the plastic molding field and enables us to utilize other subcontract manufacturers at any time. Contacts with manufacturers throughout the United States also allow us greater flexibility in providing delivery and shipping savings to potential clients located in different areas. Polytec, ERP and others from whom we have received quotes have agreed to manufacture our pallets at a fixed price per pallet. Polytec and ERP have given us a firm quote to manufacture our pallets, but we do not have a formal binding contract, which we believe is normal and customary in the molding industry.

    Subcontract manufacturing has significantly reduced our start-up costs. However, a disadvantage of subcontract manufacturing is that we do not have complete control over the manufacturing process or the facility. Our inability to oversee unique client demands could compromise our manufacturing. In the event we face these problems, we intend to resolve them by providing our existing molds to other contract manufacturers who will then serve our manufacturing needs. We believe there are other molders and manufacturers that are ready, willing and able to replace our existing molders and manufacturers should the need arise.

    In the fourth quarter of 2004, we leased a building to serve as our corporate headquarters as well as an operational and manufacturing facility. We are using the manufacturing facility to grind post-consumer and post-industrial plastics, which are used in the production of our pallets.

    Polytec and ERP order raw materials that we specify as appropriate for molding our products. There is no shortage of recyclable material and no shortage is anticipated. Major recyclers, large hospital corporations, local government officials, major manufacturers and other public and private organizations have expressed interest in providing raw materials to us. The volume of plastics these organizations generate far exceeds our current requirements. These materials are purchased at rates ranging from $0.05 to $0.32 per pound. In some cases, these materials are obtained at no charge, with costs limited to cartage and processing.

Proprietary Technology

    Our manufacturing and plastic pallet processing systems and our development efforts involve confidential operating systems and procedures, which are considered proprietary information owned by us. This proprietary information is not considered by us to be capable of patent protection.

    We believe that we have intellectual property rights in our pallet processing system, although we have no verification of such, and we cannot give any assurances that the processing system can withstand any threat of infringement. These rights are protected by non-disclosure and non- competition agreements, which have been executed by our sales agents, distributors and employees. The material terms of these agreements prohibit divulging marketing strategies, names of prospects and customers or manufacturing or operational techniques or procedures to any third party without our written consent.

    Our pallets are based upon proprietary designs that enable molders to accept and process most high-density plastic materials. A thermoplastic additive, developed by independent scientists, enables the amalgamation of chemically incompatible polymers. The additive acts as a catalyst to make commingled dissimilar polymers compatible, which would normally have little or no affinity for each other. It reduces melt viscosity and acts as a wetting agent for inorganic substances. The thermoplastic additive is purchased by our contract manufacturers, which use the additive in molding the pallets. We have no legal rights to the additive. Because additives with similar attributes to the one used by our contract manufacturer are readily available, we believe we are not heavily dependent on this additive.

    Tests on the thermoplastic additive we have performed under laboratory conditions have indicated a marked improvement in bonding. The additives we use enable polymers to be molded at lower processing temperatures and also serve as a filler or extender to thermoplastics, thereby lowering the cost of the end product. We also believe that the additive permits a significant reduction in raw material and processing costs, while producing an end product which we believe to be of superior strength and durability.

    We and our subcontract manufacturers keep abreast of developments in the additive field and evaluate new additives to determine their effectiveness and applicability to our manufacturing processes.

Sales and Marketing

    Currently, our sales and marketing activities primarily involve promoting our products and services through our multiple websites. However, we plan to initiate supplemental media advertising and promotion in 2005 to escalate our growth and market penetration.

    We promote our websites through a variety of techniques, including the purchase of preferred positions on searched pages from providers such as Google, MSN, Overture and others. We manage and optimize our key words on our websites to promote an optimal level of contact activity and lead volume, which is directly proportional to the preferred position placements that we are either able to buy or acquire through manipulation. We believe that having multiple websites, all linking directly or indirectly to one another, creates an internet marketing environment conducive to volume inquiries. We plan to promote our websites in vertical print media to be directed to shippers and warehouse management in a variety of industries.

    In addition, we have appointed a number of sales agents and distributors that present our products to a wide variety of shippers throughout most of the United States. All of our sales agents are independent contractors that sell our products on a commission basis, which reduces overhead. We also have agreements with distributors in the Chicago area, Florida and Michigan. Our distributors are intermediaries that resell our products to their customers, also on a commission basis.

    All of our sales agents and distributors are independent contractors who have signed our standard independent contractor's agreement. They bear all expenses, unless otherwise agreed and are paid commissions that range from 5% to 10% of gross sales. The term of our agreements with our independent consultants is normally five years. We can cancel the agreement at any time for non-performance with no obligation of any kind other than paying commissions on sales made prior to the cancellation of the agreement.

    All sales agents and distributors are expected to adhere to our selling and pricing strategies, including maintaining the confidentiality of our price list, which provides pricing for various classes of buyers. In the future, we may provide each distributor with a protected territory and refer all queries from prospects within such territory to this local distributor.

    We plan to implement during the first six months of 2005 the following marketing activities, prioritized in the following order:

    o place trade advertisements in selected trade journals that are circulated to material handling personnel, plant managers and purchasing agents, potentially utilizing an advertising agency;

    o launch a targeted direct mail program to pallet buyers in a wide cross-section of industries in the United States and Canada. Recipients' names will be given to our sales agents for follow-up;

    o produce a video presentation of our pallets, featuring their characteristics and benefits, summarizing test results, and showing the pallet subjected to a variety of in-use tests. Computer-generated graphics, in tape and CD-ROM formats, will show the pallet in actual application situations. This will be part of the sales kit used by sales agents and our management in making sales presentations;

    o join selected trade organizations that serve the material handling industry, and participate in national and international trade shows;

    o sponsor seminars and/or trade conferences in key markets where customers will be invited to luncheon presentations on contemporary material handling and shipping techniques. Our pallets will be featured, showing the savings realized by shipping goods on the lighter, more durable plastic pallet;

    o conduct an in-house telemarketing program to contact prospective pallet buyers. Leads generated from this medium will be referred to the appropriate sales agents and distributors;

    o prepare technical bulletins and manuals that present and illustrate the features of our pallets;

    o implement a high-tech customer service department that will provide technical information through toll free telephone numbers;

    o retain a public relations firm or publicity agent to generate product-use stories and features in selected trade and business publications;

    o prepare press kits with photo-caption stories. Reprints of these stories will be used in direct mail campaigns and agents sales kits; and

    o continue to promote our websites.


Our growth in custom plastic pallet sales has necessitated the enlargement of our production capabilities.

    To keep pace with customer demands, we expect to install new molds and extrusion lines in our Park Forest facility during the third quarter of 2005, which will automate the production and assembly of plastic wood components under our direct control. We expect that these enhancements will reduce costs, increase operating efficiency and improve quality control. Custom-size plastic pallet sales have increased principally among exporters that had previously used wood but are now required to switch to alternate materials due to requirements imposed by approximately 90 foreign countries.

Recycle Program

    We have established a recycle program in an effort to increase sales.
Under this program, we grant credit to customers who return unusable or damaged pallets. When we deliver new pallets to a client in truckload quantities, we agree to accept and dispose of the client's unusable plastic pallets, irrespective of the condition of such pallets. Because an unusable plastic pallet possesses valuable resin content, plastic pallets can be recycled by regrinding and remolding. To determine the amount of credit provided to a customer, we estimate the current market price for un-ground plastic parts and deduct the freight charges to ship it to a grinder. We then credit the customer with a portion of the balance, which is valid on the customer's next order.

Trial Order Program

    To generate new sales, we permit potential new customers to participate in our trial order program. This program is offered to large pallet users who want to try our pallets in actual warehouse conditions before committing to a larger purchase. Under the program, we conditionally sell the prospect a small number of pallets at the truckload price, with payment contingent upon subsequent acceptance of the pallets. The prospective customer pays for the trial order only if the customer orders additional pallets. If the prospective customer decides against using the pallets, there is no charge for the initial order and we retrieve pallets that are not acceptable to the shipper.

Employees

    We currently have nine full-time employees and two part-time employees. These employees are experienced in materials handling and plastic pallet operations, and they are involved in executive, corporate administration, operations and sales and marketing functions. We also utilize the services of outside consultants and experts on many of our projects to help reduce costs. Additional staffing will occur on an as-needed basis, dictated by the sales volume we achieve.

ITEM 2. DESCRIPTION OF PROPERTY.

    Currently, our corporate office space under lease is located at 24001 S. Western Avenue, Park Forest, Illinois 60466. At this location, which consists of approximately 12,000 sq. ft., we also process and grind plastic scrap, which is used in the manufacture of our products. This facility also serves as a warehouse to store our custom plastic pallet components. We lease this facility under a five-year lease that requires monthly base rental payments of $4,200 per month for the first three years, $4,700 per month for the next year and $5,200 per month for the final year of the lease term. In addition, we conduct many executive office functions from the separate personal offices of Randy Zych, our Chairman and Charles Foerg, our President. No formal lease agreement exists for the use of these offices. During 2004 and 2003, we paid these officers an aggregate approximately $70,800 and $61,900, respectively, for the use of these offices and for the reimbursement of expenses paid personally by these officers on our behalf. We believe that our facilities are adequate for our needs for the near future.

ITEM 3.   LEGAL PROCEEDINGS.

    There are no legal proceedings filed, or to our knowledge, threatened against us that we believe would have, individually or in the aggregate, a material adverse effect upon our financial condition or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    During the quarter ended December 31, 2004, no matters were submitted to a vote of the holders of our securities.

                            PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    Our common stock trades on the OTC Bulletin Board under the symbol "RPMM." The table below shows, for each fiscal quarter indicated, the high and low closing bid prices of our common stock. This information has been obtained from Pink Sheets LLC, a research service that compiles quote information reported on the National Association of Securities Dealers composite feed or other qualified interdealer quotation medium. The prices shown reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

                                                              High       Low
                                                             --------  --------
Year Ended December 31, 2003:
  First Quarter..........................................      $0.90      $0.25
  Second Quarter.........................................       0.63       0.15
  Third Quarter..........................................       0.55       0.20
  Fourth Quarter.........................................       0.70       0.20

Year Ending December 31, 2004:
  First Quarter..........................................      $0.55      $0.28
  Second Quarter.........................................       0.60       0.16
  Third Quarter .........................................       0.43       0.16
  Fourth Quarter.........................................       0.33       0.13

    As of May 17, 2005, we had 19,480,520 shares of common stock outstanding and held of record by approximately 586 shareholders. Within the holders of record of our common stock are depositories such as Cede & Co. that hold shares of stock for brokerage firms which, in turn, hold shares of stock for beneficial owners. On May 17, 2005, the last reported sale price of our common stock on the OTC Bulletin Board was $0.13 per share.

    We have never paid cash dividends on our common stock and do not currently intend to pay cash dividends on our common stock in the foreseeable future. We are restricted from paying dividends on our common stock under state law, and the terms of our outstanding convertible term note. We currently anticipate that we will retain any earnings for use in the continued development of our business.

Recent Sales of Unregistered Securities

    On September 3, 2002, we issued an option to purchase 250,000 shares of Class A Preferred Stock at an exercise price of $5.00 to Randy Zych exercisable until September 1, 2005. In June of 2004, our current securities counsel advised us that the Class A Preferred Stock and the issuance thereof was not properly authorized. In lieu thereof, on July 1, 2004, we granted Randy Zych options to purchase 2,500,000 shares of our common stock, exercisable until September 1, 2005 at $0.50 per share.

    On September 30, 2002, Charles Foerg was granted a fully-vested three-year option to purchase up to 250,000 shares of Class A Preferred Stock at an exercise price of $5.00 per share, which is $.50 per share of common stock on an as-converted basis, which was the closing price of a share of our common stock on that date. In June of 2004, our current securities counsel advised us that the Class A Preferred Stock and the issuance thereof was not properly authorized. In lieu thereof, on July 1, 2004, we granted Charles Foerg options to purchase 2,500,000 shares of our common stock, exercisable until September 1, 2005 at $0.50 per share.

    On July 9, 2004, we issued $2.5 million in principal amount of a secured convertible term note due July 9, 2007 to Laurus Master Fund, Ltd., in exchange for gross proceeds of $2.5 million in cash, much of which has been placed in a restricted cash account to be released to us. The convertible note has an initial fixed conversion price of $0.24 per share, and is initially convertible into approximately 16,375,000 shares of common stock (including amounts on account of interest, penalties and anti-dilution shares). In connection with the private placement, we also issued warrants to purchase up to an aggregate of 1,125,000 shares of our common stock to Laurus Master Fund, Ltd.

    In March 2004, we issued 235,000 shares of common stock in a private offering to five accredited investors in exchange for $33,000 in cash.

    In April 2004, we issued 250,000 shares of common stock in a private offering to one accredited investor in exchange for $35,000 in cash.

    In May 2004, we issued 292,000 shares of common stock in a private offering to four accredited investors in exchange for $46,300 in cash.

    In June 2004, we issued 250,000 shares of common stock in a private offering to one accredited investor in exchange for $35,000 in cash.

    In July 2004, we issued 10,000 shares of common stock in a private offering to two accredited investor in exchange for $10,000 in cash.

    In July 2004, we issued 2,160,000 shares of common stock valued at $190,000 to three consultants for services rendered.

    In October 2003, we issued 836,364 shares of common stock valued at $75,273 to three consultants for services rendered.

    Exemption from the registration provisions of the Securities Act of 1933 for the transactions described above is claimed under Section 4(2) of the Securities Act of 1933, among others, on the basis that such transactions did not involve any public offering.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

    The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes and the information included under the caption "Risk Factors" included elsewhere in this report. Except for historical information, the following discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions and our current beliefs regarding revenues we might earn if we are successful in implementing our business strategies. See "Special Note Regarding Forward-Looking Statements" for further information regarding forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements as a result of a number of factors, many of which are beyond our control, including those factors discussed under "Risk Factors" and other headings in this report, which could, among other things, cause the price of our common stock to fluctuate substantially.

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

    On July 9, 2004 we entered into a financing with Laurus Master Fund, Ltd. under which we issued a $2.5 million principal amount secured convertible term note and warrants to purchase up to 1,125,000 shares of our common stock in exchange for proceeds of $2.5 million dollars. A large portion of these proceeds is held in a restricted cash account to be released to us over time as certain events occur.

    We have established a more formal corporate headquarters and a production facility where we manufacture our plastic pallets. We purchased equipment that enables us to grind post-industrial and post-consumer plastic products used in the production of our plastic pallets. We do not have the proceeds sufficient for us to purchase enough molding equipment and presses to fully enable us to produce all of our plastic pallets internally. Therefore we will to continue to outsource the manufacturing of our plastic pallets until we raise additional capital enabling us to purchase extra molds and presses.

    Our main method of selling our plastic pallets and material handling products is currently through our websites. Our websites include: www.rpmplasticpallets.com, www.rpmtechnologiesinc.com, www.pallet- container-quotes.com, www.shelving-quotes.com, www.locker-quotes.com, www.pallet-rack-stack-racks.com, www.plastic-pallets-usa.biz, www.plastic- pallets.com, www.plastic-pallets.org, www.plastic-pallets-usa.info and www.plastic-pallets-usa.ws. In the near future we intend to add new variations of the suffixes,"usa," "us," "com," "biz," "org," "net," "info," "us" and "ws."

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

Critical Accounting Policies and Estimates

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The following accounting policies involve a critical accounting estimate because they are particularly dependent on estimates and assumptions made by management about matters that are highly uncertain at the time the accounting estimates are made. In addition, while we have used our best estimates based on facts and circumstances available to us at the time, different estimates reasonably could have been used in the current period and changes in the accounting estimates we used are reasonably likely to occur from period to period, which may have a material impact on the presentation of our financial condition and results of operations.

    Our most critical accounting estimates include revenue recognition, the valuation of inventory, which impacts gross margin; assessment of recoverability of long-lived assets, which primarily impacts operating expense when we impair assets or accelerate depreciation; deferred income tax assets and liabilities, which impacts our tax provision; reserve for warranty costs, which impacts gross margin; and stock-based compensation. We also have other policies that we consider to be key accounting policies, such as our policies for the valuation of accounts receivable, reserves for sales returns and allowances, and reserves for commitments and contingencies; however, these policies either do not meet the definition of critical accounting estimates described above or are not currently material items in our financial statements. We review our estimates, judgments, and assumptions periodically and reflect the effects of revisions in the period that they are deemed to be necessary. We believe that these estimates are reasonable; however, actual results could differ from these estimates.

    Revenue Recognition

    We derive revenues primarily from the sale of standard and customer-specific products and services of plastic pallets. Our revenues occasionally include nonrecurring engineering revenues related to the development of customer-specific products. Sales of our products are generally made through either our internet site or independent manufacturers' representatives or through our stocking distributor. The majority of our shipments are made directly to our customers, with shipments to our manufacturing representatives and our stocking distributor, accounting for less than 10% of total revenues during 2004.

    Revenues from the sale of standard and customer-specific products are recognized when title to the products pass to the buyer. Revenues from our distributor are recognized when the product is sold to the distributor. Our distribution agreements provide for selling prices that are fixed at the date of sale, although we occasionally offer price concessions, which are specific, of a fixed duration and are reserved for. Further, the distributor is obligated to pay the amount and it is not contingent on reselling the product; the distributor takes title to the product and bears substantially all of the risks of ownership; the distributor has economic substance; we have no significant obligations for future performance to bring about resale; and the amount of future returns can be reasonably estimated. We allow our distributor to return products for warranty reasons as well as for exchange products, within certain limitations. Customers can only return product for warranty reasons. If we are unable to repair or replace products returned under warranty, we will issue a credit for a warranty return.

    Inventories

    We state our inventories at the lower of cost or market. We use a combination of standard cost and moving average cost methodologies to determine our cost basis for our inventories. This methodology approximates actual cost on a first-in, first-out basis. In addition to stating our inventory at a lower of cost or market valuation, we also evaluate it each period for excess quantities and obsolescence. This evaluation includes identifying those parts specifically identified as obsolete and reserving for them, analyzing forecasted demand versus quantities on hand and reserving for the excess, identifying and recording other specific reserves, and estimating and recording a general reserve based on historical experience and our judgment of economic conditions. If future demand or market conditions are less favorable than our projections and we fail to reduce manufacturing output accordingly, additional inventory reserves may be required and would have a negative impact on our gross margin in the period the adjustment is made.

    Long-Lived Assets

    We evaluate long-lived assets for impairment of their carrying value when events or circumstances indicate that the carrying value may not be recoverable. Factors we may consider in deciding when to perform an impairment review include significant negative industry or economic trends, significant changes or planned changes in our use of the assets, plant closure or production line discontinuance, technological obsolescence, or other changes in circumstances which indicate the carrying value of the assets may not be recoverable. If impairment appears probable, we evaluate whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their carrying value. If this is the case, we recognize an impairment loss to the extent that carrying value exceeds fair value. Fair value is determined based on market prices or discounted cash flow analysis, depending on the nature of the asset. Any estimate of future cash flows is inherently uncertain. The factors we take into consideration in making estimates of future cash flows include product life cycles, pricing trends, future capital needs, cost trends, product development costs, competitive factors and technology trends as they each affect cash inflows and outflows. Our markets are not highly cyclical and are not characterized by rapid shifts in demand that are difficult to predict in terms of direction and severity. If an asset is written down to fair value that becomes the asset's new carrying value, which is depreciated over the remaining useful life of the asset.

    Income Taxes

    We are subject to taxation from federal, state and international jurisdictions. We spend a significant amount of management time with our annual provision for income taxes and the calculation of resulting deferred tax assets and liabilities. We evaluate liabilities for estimated tax exposures in jurisdictions of operation. Any exposures are settled primarily through the completion of audits within these tax jurisdictions, but can also be affected by other factors. Changes could cause management to find a revision of past estimates appropriate. The liabilities are frequently reviewed by management for their adequacy and appropriateness. As of December 31, 2004, we were not currently under audit by the U.S. taxing authorities. To the extent audits or other events result in a material adjustment to the accrued estimates, the effect would be recognized during the period of the event. Management believes that an appropriate liability has been established for estimated exposures, though the potential exists for results to vary materially from these estimates.

    We record a valuation allowance to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets may not be realized. We consider future taxable income and prudent and feasible tax planning strategies in determining the need for a valuation allowance. We evaluate the need for a valuation allowance on a regular basis and adjust as needed. These adjustments have an impact on our financial statements in the periods in which they are recorded. We make this determination based on the criteria of Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes.

    Warranty Costs

    We sell our products with warranties that they will be free of faulty workmanship or defective materials and that they will conform to our published specifications or other specifications mutually agreed to with a customer. An accrual for expected warranty costs results in a charge to the financial results in the period recorded. This liability can be difficult to estimate and, if we experience warranty claims in excess of our projections, we may need to record additional accruals, which would adversely affect our financial results.

    We allow only our distributor to exchange product for other than warranty reasons. If we are unable to repair or replace a product returned under warranty, we will issue a credit for a warranty return.

    Stock-Based Compensation

    We account for compensation cost related to employee stock options and other forms of employee stock-based compensation plans in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees , and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market prices of the underlying stock exceeded the exercise price. We apply Financial Accounting Standards Board ("FASB") SFAS No. 123, Accounting for Stock-Based Compensation, which allows entities to continue to apply the provision of APB No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair value based method defined in SFAS No. 123 had been applied.

    The accounting for stock-based compensation involves a number of estimates about the expected lives of stock options, interest rates, stock volatility, and assumptions as well as the selection of a valuation model. We have elected to use the Black-Scholes option valuation model. A change in any of these estimates or a selection of a different option-pricing model could have a material impact on our pro forma net income (loss) disclosures. Beginning in the first quarter of 2006, we will be required to account for stock-based compensation under SFAS No. 123(R), "Share-Based Payment", which will require us to recognize the estimate on our financial statements.

Results of Operations

      Comparison of Results of Operations for the Years Ended December 31, 2004 and 2003

    Our revenues increased by $699,000, or 47%, from $1,492,000 in 2003 to $2,191,000 in 2004. Our growth in revenues in 2004 as compared to 2003 is primarily attributable to repeat orders from our customers, our acquisition of new customers and our continued marketing and e-commerce promotions.

    Our cost of sales increased by $813,000, or 77%, from $1,050,000 in 2003 to $1,863,000 in 2004 and our gross profit decreased by $114,000, or 26%, from $443,000 in 2003 to $329,000 in 2004. The increase in cost of sales was primarily attributable to increased sales of our products and the decrease in gross profit was primarily attributable to decreased gross margins. Our gross margins declined by 50% from 30% in 2003 to 15% in 2004. The decline in our gross margins was primarily attributable to an increase in the price of petroleum, which is the main ingredient in the plastic resin used to make our products. We were not able to pass along this increase in price to our customers. Over at least the past two years, the price of petroleum has fluctuated substantially and in general has risen significantly. We anticipate that the cost of our products may continue to fluctuate substantially to the extent that the price of petroleum also fluctuates. These increased costs may not be able to be passed through to our customers, resulting in continued downward pressures on our product margins.

    Total operating expenses increased by $2,496,000, or 216%, from $1,154,000 in 2003 to $3,650,000 in 2004. The increase in operating expenses was primarily due to a $1.7 million in non-cash compensation expenses related to the grant of stock options in lieu of shares of preferred stock that were invalidly issued to two of our executive officers. The increase in operating expenses was also due to a $433,000 increase in fees associated with professional and consulting services, a $109,000 increase in sales and marketing expenses and a $133,000 increase in general and administrative expenses associated with our increased revenues. In addition, interest expense increased by $87,000 as a result of our borrowings from Laurus Master Fund, Ltd.

    Our net loss increased by $2,597,000, or 365%, from $711,000 in 2003 to $3,308,000 in 2004. The substantial increase in our net loss resulted primarily from the $1.7 million in non-cash compensation expenses related to the grant of stock options to two of our executive officers and the other increases in expenses discussed above. In addition, our gross margins declined by 50% from 30% of revenues to 15% of revenue, which we believe contributed to the substantial increase in our net loss.

    Our total current liabilities increased by $413,000, or 44%, from $946,000 as of December 31, 2003 to $1,359,000 as of December 31, 2004. This increase was largely due to a $236,000 increase in accrued officer compensation from $656,000 as of December 31, 2003 to $892,000 as of December 31, 2004, a
$105,000 increase in trade payables associated with increased revenues and a $72,000 increase in accrued interest payable as a result of our borrowings from Laurus Master Fund, Ltd. We are currently experiencing no pressure to pay the accrued compensation from the individuals to whom we owe this compensation as it consists primarily of unpaid salaries of Randy Zych and Charles Foerg. However, we plan to pay amounts owed to Messrs. Zych and Foerg as funds become available, but we have agreed not to pay these amounts out of the funds obtained from our financing with Laurus Master Fund, Ltd.

      Our total current assets increased by $219,000, or 33%, from $659,000 as of December 31, 2003 to $878,000 at December 31, 2004. The increase in total current assets is primarily attributable to our borrowings from Laurus Master Fund, Ltd.

Liquidity and Capital Resources

    At December 31, 2004 and 2003, we had cash of approximately
$593,000 and $316,000, respectively. As of those dates, we had a working capital deficit of approximately $481,000 and $287,000, respectively. Cumulative accrued compensation owed to our executive officers reduced our working capital by approximately $892,000 and $656,000, respectively, at December 31, 2004 and 2003. We are currently experiencing no pressure to pay the accrued compensation from the individuals to whom we owe this compensation as it consists primarily of unpaid salaries of Randy Zych and Charles Foerg. However, we plan to pay amounts owed to Messrs. Zych and Foerg as funds become available, but we have committed not to pay these amounts out of the funds obtained from our financing with Laurus Master Fund, Ltd. In addition, we may reduce all or part of this accrued officer compensation liability through issuances of our common stock.

    Cash used in our operating activities totaled $285,000 for the year ended December 31, 2004 as compared to $118,000 for the year ended December 31, 2003.

    Cash used in our investing activities totaled $2.1 million for the year ended December 31, 2004 as compared to $11,000 for the year ended December 31, 2003. The substantial increase in cash used in our investing activities in 2004 as compared to 2003 resulted primarily from a $1.7 million increase in restricted cash associated with our convertible term note with Laurus Master Fund, Ltd., aggregate purchases in the amount of $113,000 of equipment held for sale and aggregate purchases in the amount of $229,000 of property and equipment.

    Cash provided by our financing activities totaled $2.6 million for the year ended December 31, 2004 as compared to $340,000 for the year ended December 31, 2003. We raised $2.5 million of the cash provided by our financing activities during the 2004 through the issuance of a convertible term note and $265,000 from sales of our common stock, which amounts were partially offset by $125,000 in cash used to acquire shares of our capital stock.

    During the year ended 2004 and the year ended 2003, we financed our operations through cash generated through sales of our products and through private placements of our equity securities.

    On July 9, 2004, we completed a financing transaction with Laurus, whereby Laurus purchased from us a secured convertible term note and warrants to purchase up to 1,125,000 shares of our common stock in exchange for up to $2.5 million in cash. Of the $2.5 million, $1.1 million has been released to us and $100,000 is available to be released to us, subject to certain restrictions, for immediate use. Of the $2.5 million, $1.3 million of the proceeds of the convertible term note remain in a restricted cash account subject to the terms of a Restricted Account Agreement and a Letter Agreement we entered into with Laurus in connection with the financing. These funds are under the control of Laurus until they are released to us pursuant to the Letter Agreement. The Letter Agreement provides for the release of funds not yet released of up to an additional $100,000 when we provide written evidence to Laurus that we have entered into an agreement or agreements to consummate one or more purchases of certain manufacturing equipment (the amount released to us will be equal to the corresponding dollar amount necessary to purchase the equipment). The funds to be released for the equipment purchases will not be released to us if we have not first provided Laurus with evidence of satisfactory insurance for such equipment. The remaining $1.3 million will not be released to us unless we have reduced the outstanding principal amount of the secured convertible note (other than amounts still in the restricted cash account) to zero. In that event, amounts equal to outstanding principal subsequently converted into common stock will be released to us until all funds have been released. None of the funds described above will be released to us if we are in default of our obligations under the financing. It is possible that we will never obtain control of some or all of the proceeds held in the restricted account. If this happens, our business could be materially and adversely affected.

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

Restatement of Financial Statements

    In conjunction with a change in securities counsel during the second quarter of 2004, management discovered that an amendment to our Certificate of Incorporation to allow for the issuance of preferred stock had not been properly approved and effectuated in accordance with Delaware law. Accordingly, the September 3, 2002 transaction whereby shares of our preferred stock were issued to Charles Foerg and Randy Zych was invalid.

    We have restated our financial statements for all quarterly and annual periods, commencing with the Annual Report on Form 10-KSB for the period ended December 31, 2002 through the quarterly period ended March 31, 2004. The balance sheet has been restated to reverse the previously recorded transaction where preferred stock was issued to certain of our officers as partial payment for accrued compensation. There was no change to the previously reported results of operations for any of the aforementioned periods.

    The effect of this transaction affects the presentation of accrued officers compensation, the par value of preferred stock and additional paid-in capital only. All references to outstanding Preferred Stock have been deleted from our financial statements.

Risk Factors

    An investment in our common stock involves a high degree of risk. In addition to the other information in this report, you should carefully consider the following risk factors before deciding to invest in shares of our common stock. If any of the following risks actually occurs, it is likely that our business, financial condition and operating results would be harmed. As a result, the trading price of our common stock could decline, and you could lose all or part of the money you paid to buy our common stock.

    We have no history of significant revenues, have incurred losses, could have continued losses and may never achieve or sustain profitably. If we continue to incur losses, we may have to curtail our operations, which may prevent us from selling our plastic pallets.

    We have no history of significant revenues, have not been profitable and may experience continued losses. Historically, we have relied upon cash from financing activities to fund all of the cash requirements of our business and have incurred significant losses and experienced negative cash flow. As of December 31, 2004, we had an accumulated deficit of $12.3 million. For the year 2004, we incurred a net loss of $3.3 million and for the year 2003, we incurred a net loss of $711,018. For the year ended December 31, 2002, we incurred a net loss of $2,882,530. We cannot predict when we will become profitable or if we ever will become profitable, and we may continue to incur losses for an indeterminate period of time and may never achieve or sustain profitability. An extended period of losses and negative cash flow may prevent us from successfully selling our plastic pallets.

    Our losses have resulted principally from costs incurred in connection with the development of our pallets and from costs associated with our marketing and administrative activities. Even if we are able to achieve profitability, we may be unable to sustain or increase our profitability on a quarterly or annual basis.

    Without profits from our operations or additional financing, we may be unable to achieve the objectives of our current business strategy, which could force us to delay, curtail or eliminate our product development programs.

    We require additional funds to produce molds for our cost-reduced plastic pallets for large-scale manufacturing. If we are unable to obtain these funds, either by achieving profitability or by obtaining additional financing, we could be forced to delay, curtail or eliminate certain product development programs. In addition, our inability to obtain additional funds could have such a material adverse effect on our business, prospects, results of operations or financial condition, that we may be forced to restructure, file for bankruptcy, sell assets or cease operations entirely, any of which could jeopardize an investment in our common stock.

    If we do not achieve profitability, we will need and may be unable to obtain additional financing on satisfactory terms, which may require us to accept financing on burdensome terms that may cause substantial dilution to our shareholders and impose onerous financial restrictions on our business.

    We require additional funds to meet our business objectives. If we do not achieve profitability, we will require additional financing. Future financing may not be available on a timely basis, in sufficient amounts or on terms acceptable to us. This financing may also dilute existing shareholders' equity. Any debt financing or other financing of securities senior to our common stock will likely include financial and other covenants that will restrict our flexibility. Our current financing restricts our ability to pay dividends on our common stock, and we expect that any future financing will similarly prohibit us from paying dividends on our common stock. Any failure to comply with these covenants would have a material adverse effect on our business, prospects, financial condition and results of operations because we could lose any then- existing sources of financing and our ability to secure new sources of financing may be impaired.

    Many companies with greater resources and operating experience are developing and selling plastic pallets similar to ours. These companies could use their greater resources to gain market share at our expense.

    We have significant competition and although we believe that our pallets are competitive in the marketplace, we cannot assure you that these or other companies with greater experience and greater resources than us will use their greater resources to gain market share at our expense. We have identified approximately 25 United States-based companies producing some type of plastic pallet. Two direct competitors producing large-scale plastic pallets are Orbis, Inc. in Oconomowoc, Wisconsin, and Buckhorn, Inc. in Milford, Ohio.

    We rely heavily on our Chief Executive Officer, Randy Zych, and our President, Charles Foerg. The loss of their services could adversely affect important relationships with our suppliers and subcontract manufacturers and therefore adversely affect our business.

    Our success depends, to a significant extent, upon the continued services of Randy Zych, who is our Chief Executive Officer and Chairman of the Board, and Charles Foerg, who is our President, Secretary and Treasurer. For example, Messrs. Zych and Foerg have developed key personal relationships with our suppliers and subcontract manufacturers. We greatly rely on these relationships in the conduct of our operations and the execution of our business strategies. The loss of either or both of Messrs. Zych and Foerg could, therefore, result in the loss of our favorable relationships with one or more of our suppliers or subcontract manufacturers. Although we have entered into employment agreements with these executive officers, those agreements are of limited duration and are subject to early termination at the executive officer's option under certain circumstances. In addition, we do not maintain "key person" life insurance covering the lives of Mr. Zych or Mr. Foerg. The loss of Mr. Zych or Mr. Foerg could significantly delay or prevent the achievement of our business objectives and therefore have a material adverse affect on our business.

    Because we believe that proprietary rights are material to our success, misappropriation of those rights or claims of infringement or legal actions related to intellectual property could adversely impact our financial condition.

    We believe we have proprietary rights in our molds, designs and the specific mix of inputs we utilize in connection with our plastic pallets. However, we have not obtained patents in connection with these proprietary rights, and we believe such rights may not be patentable. If our competitors infringe upon our proprietary rights we may be unable to enforce our rights. Also, although we do not believe we are infringing upon any third party's intellectual property rights, we may receive infringement claims from third parties relating to our products. In those cases, we intend to investigate the validity of the claims and, if we believe the claims have merit, to respond through licensing or other appropriate actions. If we are unable to license or otherwise resolve the issue on a cost-effective basis, we could be prohibited from marketing products containing that intellectual property, incur substantial costs in redesigning products incorporating that intellectual property, or incur substantial costs defending any legal action taken against us.

    A portion of the financing we have recently obtained has been placed in a restricted cash account and will be released to us over time so long as we are in compliance with our obligations in connection with the financing.

    On July 9, 2004, we completed a financing transaction with Laurus Master Fund, Ltd., or Laurus, whereby Laurus purchased from us a secured convertible term note and warrants to purchase up to 1,125,000 shares of our common stock in exchange for up to $2.5 million in cash. Of the $2.5 million, $1.1 million has been released to us and $100,000 is available to be released to us, subject to certain restrictions, for immediate use. Of the $2.5 million, $1.3 million of the proceeds of the convertible term note remain in a restricted cash account subject to the terms of a Restricted Account Agreement and a Letter Agreement we entered into with Laurus in connection with the financing. These funds are under the control of Laurus until they are released to us pursuant to the Letter Agreement. The Letter Agreement provides for the release of funds not yet released of up to an additional $100,000 when we provide written evidence to Laurus that we have entered into an agreement or agreements to consummate one or more purchases of certain manufacturing equipment (the amount released to us will be equal to the corresponding dollar amount necessary to purchase the equipment). The funds to be released for the equipment purchases will not be released to us if we have not first provided Laurus with evidence of satisfactory insurance for such equipment. The remaining $1.3 million will not be released to us unless we have reduced the outstanding principal amount of the secured convertible note (other than amounts still in the restricted cash account) to zero. In that event, amounts equal to outstanding principal subsequently converted into common stock will be released to us until all funds have been released. None of the funds described above will be released to us if we are in default of our obligations under the financing. It is possible that we will never obtain control of some or all of the proceeds held in the restricted account. If this happens, our business could be materially and adversely affected. The Restricted Account Agreement and the Letter Agreement containing a full description of the release of funds in the restricted account are attached as exhibits to this report, and we refer you to those documents for the full description. It is possible that we will never obtain control of some or all of the proceeds held in the restricted account. If this happens, our business could be materially and adversely affected.

    Our common stock price is subject to significant volatility, which could result in substantial losses for investors and in litigation against us.

    The stock market as a whole and individual stocks, including our common stock, historically have experienced wide price and volume fluctuations. During the year ended December 31, 2004, the high and low closing bid prices of our common stock were $0.33 and $0.13, respectively. The market price of our common stock may exhibit significant fluctuations in the future in response to various factors, many of which are beyond our control, and which include:

    o variations in our quarterly operating results, which variations could result from, among other things, changes in the needs of one or more of our customers;
    o changes in market valuations of similar companies and stock market price and volume fluctuations generally;
    o economic conditions specific to the plastic pallet industry;
    o announcements by us or our competitors of new or enhanced products, or services or significant contracts, acquisitions, strategic relationships, joint ventures or capital commitments;
    o regulatory developments; and
    o future sales of our common stock or other debt or equity securities.

    If our operating results in future quarters fall below the expectations of market makers, securities analysts and other investors, our stock price will likely decline. Consequently, the price at which you purchase shares of our common stock may not be indicative of the price that will prevail in the trading market and you may be unable to sell your shares of common stock at or above your purchase price. In the past, securities class action litigation often has been brought against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management's attention and resources.

    Because we are subject to the "Penny Stock" rules, the level of trading activity in our stock may be reduced. If the level of trading activity is reduced, you may not be able to sell your shares of our common stock.

    Broker-dealer practices in connection with transactions in "penny stocks" are regulated by penny stock rules adopted by the Securities and Exchange Commission. Penny stocks are generally, equity securities with a price of less than $5.00 that trade on the OTC Bulletin Board or the Pink Sheets. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, broker-dealers who sell these securities to persons other than established customers and "accredited investors" must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity in a penny stock, such as our common stock, and investors in our common stock may find it difficult to sell their shares.

    Because our common stock is not listed on a national securities exchange, you may find it difficult to dispose of or obtain quotations for our common stock.

    Our common stock trades under the symbol "RPMM" on the OTC Bulletin Board. Because our stock trades on the OTC Bulletin Board rather than on a national securities exchange, you may find it difficult to either dispose of, or to obtain quotations as to the price of, our common stock.

    Shares of our common stock eligible or to become eligible for public sale could adversely affect our stock price and make it difficult for us to raise additional capital through sales of equity securities.

    As of May 17, 2005, we had outstanding 19,480,520 shares of common stock. We also have outstanding options to purchase up to 9,100,000 shares of our common stock, outstanding warrants to purchase up to 1,125,000 shares of our common stock, and an outstanding convertible term note, the principal portion of which is currently convertible into approximately 10,417,000 shares of our common stock (plus applicable interest, penalties and any anti-dilution adjustments). The shares underlying the convertible term note and the warrants have been registered for resale pursuant to a registration statement and may be sold under the Securities Act. We cannot predict the effect, if any, that future sales of shares of our common stock into the market will have on the market price of our common stock. However, sales of a substantial number of shares of our common stock in the public market, or the perception that sales could occur, could adversely affect the market price of our common stock. Any adverse effect on the market price of our common stock could make it difficult for us to raise additional capital through sales of equity securities at a time and at a price that we deem appropriate.

    Conversion or exercise of our outstanding convertible securities could substantially dilute your investment and the existence of our convertible securities could negatively effect the price of our common stock.

    We have issued a convertible term note that is convertible at prices that are subject to adjustment due to a variety of factors, including the issuance of securities at, or at an exercise or conversion price, less than the current fixed conversion price of $0.24. As of May 17, 2005 the principal portion of the convertible term note was convertible into approximately 10,417,000 shares of our common stock (plus applicable interest, penalties and any anti-dilution adjustments). You could, therefore, experience substantial dilution of your investment as a result of the conversion of our outstanding convertible term note. We also have outstanding options to purchase up to 9,100,000 shares of our common stock and warrants to purchase up to 1,125,000 shares of our common stock that could have a dilutive effect on your shares. The existence of these securities could also mean that an increase in the trading price of a share of our common stock will result in a limited benefit to existing security holders. This possibility could negatively affect the price of our common stock.

    If our security holders engage in short sales of our common stock, including sales of shares to be issued upon conversion or exercise of derivative securities, the price of our common stock may decline.

    Selling short is a technique used by a shareholder to take advantage of an anticipated decline in the price of a security. A significant number of short sales or a large volume of other sales within a relatively short period of time can create downward pressure on the market price of a security. Further sales of common stock issued upon conversion or exercise of our derivative securities could cause even greater declines in the price of our common stock due to the number of additional shares available in the market, which could encourage short sales that could further undermine the value of our common stock. You could, therefore, experience a decline in the value of your investment as a result of short sales of our common stock.

    Our current financing arrangements could prevent our common stock from being listed on Nasdaq or other principal markets.

    Nasdaq and other principal markets require that, to be eligible for inclusion in the stock market, a company's common stock have a specified minimum bid price per share. Convertible note financings characteristically exert downward pressure on the market for a company's common stock. This pressure, which may be applied against the market for our common stock while our convertible term note is outstanding, may prevent our common stock from being listed on Nasdaq or other principal markets

    If the ownership of our common stock continues to be highly concentrated, it may prevent you and other stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause our stock price to decline.

    As a group, our executive officers and directors beneficially own or control approximately 37% of our outstanding shares of common stock (after giving effect to the exercise of all outstanding vested options exercisable within 60 days from May 17, 2005). As a result, our executive officers and directors, acting as a group, have substantial control over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets, or any other significant corporate transaction. Our executive officers and directors may have interests different than yours. For example, the executive officers and directors may delay or prevent a change in control of our company, even one that would benefit our stockholders, or pursue strategies that are different from the wishes of other investors. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors' perception that conflicts of interest may exist or arise.

    We cannot assure you that an active market for our shares of common stock will develop or, if it does develop, will be maintained in the future. If an active market does not develop, you may not be able to readily sell your shares of our common stock.

    Our common stock began trading on the OTC Bulletin Board in February of 2002. Since that time, there has been limited trading in our shares, at widely varying prices, and the trading to date has not created an active market for our shares. We cannot assure you that an active market for our shares will be established or maintained in the future. If an active market is not established or maintained, you may not be able to readily sell your shares of our common stock.

ITEM 7. FINANCIAL STATEMENTS.

    Our consolidated financial statements are filed with and begin on page F-1 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

ITEM 8A.  CONTROLS AND PROCEDURES

    Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of December 31, 2004 (the "Evaluation Date"), that the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

    During the year ended December 31, 2004, there were no changes in our "internal controls over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B.  OTHER INFORMATION.

        None.

                             PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

    The directors and executive officers of RPM Technologies, Inc. and their ages, positions, business experience and education as of May 17, 2005 are as follows:

Name                  Age                  Position Held
------------------  -------  ----------------------------------------------
Randy Zych             60    Chairman of the Board & Chief Executive Officer
Charles Foerg          72    President, Secretary/Treasurer and Director
David Lade             44    Chief Financial Officer, Controller and Director

Business Experience

    Randy Zych has served as our Chairman of the Board of Directors and Chief Executive Officer since our inception in 1997. Mr. Zych has spent most of the past twenty-five years working as an entrepreneur, developing and promoting various new businesses, including several manufacturing companies. For example, Mr. Zych developed and promoted an organic fertilizer for Earthlife Products, Inc. He also developed and promoted financial services for Cambridge Capital Group, Ltd. Between 1990 and our inception in 1997, Mr. Zych worked as an independent consultant in the areas of marketing and distribution strategies for the two preceding companies. Mr. Zych attended the University of Illinois, Chicago, concentrating his studies in finance and business management.

    Charles W. Foerg has served as our President, Secretary/Treasurer and a Director since 1997. Immediately prior to his association with us, he was self-employed as a management consultant from 1991 to 1996. He has accumulated more than 25 years of experience in financing, building and managing several companies across many industries, with jobs and duties covering executive management, marketing, technology acquisitions, quality control and manufacturing operations. Mr. Foerg's experience in advertising includes working as Account Supervisor and Vice President for Young & Rubicam Advertising and BBD&O Advertising. Mr. Foerg received a BS degree in Economics from Shurtleff College, Alton, Illinois and completed graduate studies in Business Administration at the University of Detroit. Mr. Foerg served in the U.S. Army in Europe and Korea.

    David A. Lade has served as our Chief Financial Officer and as a Director since 1999. Mr. Lade also serves as our Controller. From 1995 until 1999, Mr. Lade was an independent financial consultant, and served as part-time controller for several closely held corporations. As a consultant, Mr. Lade contributed in all areas of accounting, budgeting, cash management, bank relations and acquisition analysis. From 1987 until 1995, Mr. Lade worked as Controller for AGA Gas Central, where he was responsible for financial reporting and analysis, strategic planning, customer service and branch administration. From 1983 until 1987, Mr. Lade was Experienced Audit Senior for Arthur Anderson & Co., where he served as a member of the commercial audit division. Mr. Lade became a Certified Public Accountant in 1984, and a Registered Securities Representative (Series 6 Exam) in 1992.

Section 16(a) Beneficial Ownership Reporting Compliance

    Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our common stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. These officers, directors and stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all such reports that they file.

    Based solely upon a review of copies of these reports furnished to us during 2004 and thereafter, or written representations received by us from reporting persons that no other reports were required, we believe that all
Section 16(a) filing requirements applicable to our reporting persons during 2004 were complied with, except as described below.

    The following individuals did not timely file the following numbers of Forms 4 to report the following numbers of transactions: Mr. Randy Zych - 1 report, 1 transaction; Mr. Charles Foerg - 1 report, 1 transaction.

  Board and Board Committees

    All directors hold office until the next annual meeting of shareholders or until their respective successors are elected or until their earlier death, resignation or removal.

    Our board of directors has an audit committee, a compensation committee and a nominating committee. The audit committee consists of Randy Zych, Charles Foerg and David Lade, the compensation committee consists of Messrs. Zych and Foerg and the nominating committee consists of Messrs. Zych and Foerg. The duties and responsibilities of our audit committee and our nominating committee have been set forth in a written charter governing such committees.

Codes of Ethics

    Our board of directors has adopted a written code of ethics applicable to our Chief Executive Officer, our Chief Financial Officer and any other current or future senior financial officers.

    We intend to satisfy the disclosure requirement under Item 10 of Form 8-K relating to amendments to or waivers from provision of these codes that relate to one or more of the items set forth in Item 406(b) of Regulation S-K, by describing on our main Internet website at www.rpmtechnologiesinc.com, within five business days following the date of a waiver or a substantive amendment, the date of the waiver or amendment, the nature of the amendment or waiver, and the name of the person to whom the waiver was granted.

    Information on our Internet website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the Securities and Exchange Commission.

Compensation Committee Interlocks and Insider Participation

    No member of our board of directors has a relationship that would constitute an interlocking relationship with executive officers and directors of another entity.

ITEM 10.  EXECUTIVE COMPENSATION.

    The Summary Compensation Table below provides information concerning the annual and long-term compensation for services in all capacities of Randy Zych, our Chief Executive Officer and Charles Foerg, our President, Secretary and Treasurer, or the named executives, during the years 2004, 2003 and 2002 that they were entitled to pursuant to employment agreements. No other employee of RPM was compensated in amounts exceeding $100,000 during the year ended December 31, 2004.

                            Summary Compensation Table
                            ---------------------------
                                                    Long-Term
                                                  Compensation
                                                  ------------
                                                    Awards
                                                  ------------
                              Annual Compensation  Securities
     Name and                                      Underlying
     Principal Position       Year     Salary($)   Options(#)
     -------------------      -------  ---------  ------------
     Randy Zych               2004     $125,000(1)  2,500,000
     Chief Executive Office   2003     $125,000           --
                              2002     $ 95,000     2,500,000

     Charles Foerg,           2004     $ 85,000(1)  2,500,000
     President, Secretary     2003     $ 85,000           --
     and Treasurer            2002     $ 85,000(2)  1,000,000
     -------------------
    (1) In 2004, cash salaries of $30,000 were paid to Mr. Zych and $22,000 to Mr. Foerg and the remainder of their salaries were added to accrued compensation. Pursuant to his employment agreement, Randy Zych is entitled to receive $125,000 annually. We intend to pay such amount if we are able to do so, but will not pay Mr. Zych from the funds of the recent financing from Laurus Master Fund, Ltd. Pursuant to the terms of his employment agreement, Charles Foerg is entitled to receive $85,000 annually. We intend to pay such amount if we are able to do so, but will not use the funds of the recent financing from Laurus Master Fund, Ltd. to do so.

    (2) Includes the fair market value of non-cash salary paid in restricted common stock totaling 1,000,000 shares of restricted common stock issued in 2002; 500,000 shares to Randy Zych and 500,000 shares to Charles Foerg.

Stock Option Grants in 2004

    On September 3, 2002, we issued an option to purchase 250,000 shares of Class A Preferred Stock at an exercise price of $5.00 to Randy Zych exercisable until September 1, 2005. In June of 2004, our current securities counsel advised us that the Class A Preferred Stock and the issuance thereof was not properly authorized. In lieu thereof, on July 1, 2004, we granted Randy Zych options to purchase 2,500,000 shares of our common stock, exercisable until September 1, 2005 at $0.50 per share.

    On September 30, 2002, Charles Foerg was granted a fully-vested three-year option to purchase up to 250,000 shares of Class A Preferred Stock at an exercise price of $5.00 per share, which is $.50 per share of common stock on an as-converted basis, which was the closing price of a share of our common stock on that date. In June of 2004, our current securities counsel advised us that the Class A Preferred Stock and the issuance thereof was not properly authorized. In lieu thereof, on July 1, 2004, we granted Charles Foerg options to purchase 2,500,000 shares of our common stock, exercisable until September 1, 2005 at $0.50 per share.

Option Exercises and Year-End Values

    The following table sets forth the number of shares acquired and value realized upon exercise of options during the year ended December 31, 2004 and the number of exercisable and unexercisable in-the-money stock options and their values at December 31, 2004 for the named executives. An option is "in-the-money" if the fair market value for the underlying securities exceeds the exercise price of the option.




                                                              Number of Securities Underlying      Value ($)of Unexercised
                                Shares                               Unexercised Options           In-the-Money Options at
                                Acquired on     Value                December 31, 2004             December 31, 2004 (1)
Name                       Exercise       Realized ($)   Exercisable    Unexercisable       Exercisable    Unexercisable
---------------------      ------------   ------------   -------------- ----------------  --------------  ----------------
Randy Zych                   ---             ---          5,000,000 (2)       ---               ---             ---
Charles Foerg                ---             ---          3,500,000 (2)       ---               ---             ---
---------------------
(1) The closing sale price of our common stock on the OTC Bulletin Board as of
    December 31, 2004 was $0.20.

(2) Includes options to purchase 2,500,000 shares of common stock, issued to each of Randy Zych and Charles Foerg on July 1, 2004, exercisable on or prior to September 1, 2005 at the exercise price of $0.50 per share.

Long-Term Incentive Plan Awards

    During the year ended December 31, 2004, no awards were given to named executives under long-term incentive plans.

Compensation of Directors

    Our directors do not receive any compensation in their capacity as members of the board of directors, but may be reimbursed for reasonable expenses incurred in connection with attendance of meetings of the board of directors. No amounts were reimbursed to directors in 2004 for expenses that may have been incurred by such directors in connection with attendance of meetings of the board of directors.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

    We entered into an employment agreement with Randy Zych, our Chairman and Chief Executive Officer, on September 1, 2002. The employment agreement has a term of three years and automatically renews for additional five year terms unless either party terminates it by giving at least 180 days notice to the other party. Mr. Zych's annual salary under the employment agreement is $125,000. During subsequent terms, we are to negotiate in good faith increases in Mr. Zych's salary. Mr. Zych received 300,000 shares of restricted common stock upon signing his employment agreement. Mr. Zych also received the option to purchase up to 2,500,000 shares of restricted common stock at an option price of $0.50 per share. This option is exercisable during the initial three year term of the employment agreement, with an option to renew said option for an additional three years. All stock options are vested and irrevocable unless Mr. Zych is terminated for cause for any of the following reasons, in which case all stock options are automatically revoked: refusing to carry out the reasonable and lawful directions of the corporation, defrauding the corporation, embezzling funds of the corporation, engaging in willful misconduct, or engaging in fraud or dishonesty in performance of duties. If we terminate Mr. Zych without cause, we are obligated to pay Mr. Zych an amount equal to his salary and benefits for a period of 180 days.

    We entered into an employment agreement with Charles Foerg, our President, on September 1, 2002. The employment agreement has a term of three years and automatically renews for additional five year terms unless either party terminates it by giving at least 180 days notice to the other party. Mr. Foerg's annual salary under the employment agreement is $85,000. During subsequent terms, we are to negotiate in good faith increases in Mr. Foerg's salary. Mr. Foerg received 300,000 shares of restricted common stock upon signing his employment agreement. Mr. Foerg also received the option to purchase up to 1,000,000 shares of restricted common stock at an option price of $0.50 per share. This option is exercisable during the initial three year term of the employment agreement, with an option to renew said option for an additional three years. All stock options are vested and irrevocable unless Mr. Foerg is terminated for cause for any of the following reasons, in which case all stock options are automatically revoked: refusing to carry out the reasonable and lawful directions of the corporation, defrauding the corporation, embezzling funds of the corporation, engaging in willful misconduct, or engaging in fraud or dishonesty in performance of duties. If we terminate Mr. Foerg without cause, we are obligated to pay Mr. Foerg an amount equal to his salary and benefits for a period of 180 days.

Report on Repricing of Options and SARs

    No adjustments to or repricing of stock options or stock appreciation rights previously awarded to the named executives occurred during the year ended December 31, 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of May 17, 2005, certain information with respect to (i) each director of our company, (ii) the named executives, and (iii) all directors and executive officers of our company as a group, and (iv) each person known to our company to be the beneficial owner of more than 5% of our common stock. The information with respect to each person specified is as supplied or confirmed by such person or based upon statements filed with the Commission.

Name and Address of             Title of        Amount and Nature of
of Beneficial Owner (1)        Class           Beneficial Ownership(2)     Percent of Class
--------------------------     ---------       ------------------------   ------------------
Randy Zych                      Common              6,100,000(3)                24.9%

Charles Foerg                   Common              4,102,000(4)                17.9%

David Lade                      Common                 72,000                     *

All directors and executive
officers as a group
(3 persons)                     Common             10,274,000(5)                36.7%
--------------------------
*       Less than 1.0%

(1) The address of each director and executive officer named in this table is c/o RPM Technologies, Inc., 21061 West Braxton,
        Plainfield, IL 60544.

(2)     Beneficial ownership is determined in accordance with the rules  of
        the  Securities  and  Exchange  Commission   and generally includes
        voting or investment power with  respect to securities. Except as indicated by footnote, and subject to community  property laws where applicable,  the persons named in the  table above have  sole voting and  investment power with respect to all  shares of common stock shown  as beneficially owned by them. Shares of common stock subject to options currently exercisable, or exercisable within  60 days after May 17, 2005, are deemed to be outstanding in
        calculating the percentage ownership  of a person or  group but are not deemed to be outstanding as to any other person or group.

(3)     Includes 5,000,000 shares of common stock underlying options.

(4)     Includes 3,500,000 shares of common stock underlying options.

(5)     Includes 8,500,000 shares of common stock underlying options.

Equity Compensation Plan Information

    The following table and the accompanying footnotes give information about our common stock that may be issued upon the exercise of options, warrants and rights under our stock option plans, as well as warrants and rights issued outside of any formal plan as of December 31, 2004.

                                                                          Weighted Average       Number of
                                            Number of Securities to        Exercise Price        Securities
                                            be Issued Upon Exercise       of Outstanding          Remaining
                                               of Outstanding Options,    Options, Warrants      Available for
              Plan Category                    Warrants and Rights            and Rights         Future Issuance
----------------------------------------    ----------------------------  ------------------   ------------------
Equity compensation plans approved by
  security holders.....................              -                            -                    -
Equity compensation plans not approved
  by security holders(1)................        9,100,000                       $0.70                 N/A
                                            ----------------------------  ------------------   ------------------
Total                                           9,100,000                       $0.70                 N/A
----------------------------
(1) As of December 31, 2004, we had outstanding options issued outside of any formal plan to purchase up to 9,100,000 shares of our common stock.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    In September 2002, we entered into the employment agreements with Randy Zych and Charles Foerg. See "Management - Employment Contracts and Termination of Employment and Change- in- Control Arrangements."

    On September 3, 2002 we issued 500,000 shares of restricted common stock valued at $50,000 to our Chairman, Randy Zych as partial payment for accrued compensation.

    On September 3, 2002 we issued 500,000 shares of common stock valued at $50,000 to our President, Charles Foerg, as partial payment for accrued compensation.

    We conduct many executive office functions from the separate personal offices of Randy Zych, our Chairman and Charles Foerg, our President. No formal lease agreement exists for the use of these offices. During 2004 and 2003, we paid these officers an aggregate approximately $70,800 and $61,900, respectively, for the use of these offices and for the reimbursement of expenses paid personally by these officers on our behalf. We believe that our facilities are adequate for our needs for the near future.


    On September 1, 2002, we ratified an Employment Agreement (Agreement) with Randy Zych to serve as our Chairman of the Board and Chief Executive Officer. The Agreement term was effective as of September 1, 2002 and expires on the third anniversary date of the Agreement with an automatic five (5) year extension unless either we or the Mr. Zych provides a 180-day written notice not to continue the Agreement. This Agreement provides Mr. Zych with an initial annual base salary of $125,000 per year, payable in cash. Each subsequent year's base salary shall be negotiated between us and Mr. Zych in good faith; however, each subsequent year shall not be at an amount less than the initial base amount of $125,000. Further, we paid a signing bonus of 500,000 shares of restricted, unregistered common stock upon execution of this Agreement.

    On September 1, 2002, we ratified an Employment Agreement (Agreement) with Charles Foerg to serve as our President. The Agreement term was effective as of September 1, 2002 and expires on the third anniversary date of the Agreement with an automatic five (5) year extension unless either we or Mr. Foerg provides a 180-day written notice not to continue the Agreement. This Agreement provides Mr. Foerg with an initial annual base salary of $125,000 per year, payable in cash. Each subsequent year's base salary shall be negotiated between us and Mr. Foerg in good faith; however, each subsequent year shall not be at an amount less than the initial base amount of $125,000. Further, we paid a signing bonus of 500,000 shares of restricted, unregistered common stock upon execution of this Agreement.

    As of December 31, 2004 and 2003, respectively, we had accrued approximately $892,000 and $656,000 in earned, but unpaid, officer compensation.

   On September 3, 2002, we issued an option to purchase 250,000 shares of Class A Preferred Stock at an exercise price of $5.00 to Randy Zych exercisable until September 1, 2005. In June of 2004, our current securities counsel advised us that the Class A Preferred Stock and the issuance thereof was not properly authorized. In lieu thereof, on July 1, 2004, we granted Randy Zych options to purchase 2,500,000 shares of our common stock, exercisable until September 1, 2005 at $0.50 per share.

    On September 30, 2002, Charles Foerg was granted a fully-vested three-year option to purchase up to 250,000 shares of Class A Preferred Stock at an exercise price of $5.00 per share, which is $.50 per share of common stock on an as-converted basis, which was the closing price of a share of our common stock on that date. In June of 2004, our current securities counsel advised us that the Class A Preferred Stock and the issuance thereof was not properly authorized. In lieu thereof, on July 1, 2004, we granted Charles Foerg options to purchase 2,500,000 shares of our common stock, exercisable until September 1, 2005 at $0.50 per share.

ITEM 13.  EXHIBITS.

    Reference is made to the Index to Exhibits that follows the consolidated financial statements contained in this report.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

    The following table shows the fees paid or accrued by RPM for the audit and other services provided by S.W Hatfield, CPA, Dallas, Texas for the fiscal years shown.

                              2004             2003
                            --------        --------
    Audit Fees              $ 35,470        $ 11,793
    Audit - Related Fees    $  5,498        $  1,498
    Tax Fees                $    900        $    330
    All Other Fees              --              --
                            --------        --------
    Total                   $ 41,868       $  13,621

    The Audit - Related Fees shown above all related to work performed in connection with the issuance of Consents of Independent Registered Public Accounting Firm included in Registration Statements on Forms SB-2 and S-8 and the review thereof by S. W. Hatfield, CPA, Dallas, Texas.

    We do not have an Audit Committee. Our Board of Directors approved the Audit Fees for year 2004, but none of the other fees for 2004 were specifically approved by our Board of Directors. Our Board of Directors approved the Audit Fees for year 2003, but none of the other fees for 2003 were specifically approved by our Board of Directors.

                                RPM TECHNOLOGIES, INC.
                            Index to Financial Statements

                                                                           Page
                                                                           ----
Report of Independent Registered Public Accounting Firm                    F-2

Financial Statements

  Balance Sheets
    as of December 31, 2004 and December 31, 2003 (Restated)                F-3

  Statements of Operations and Comprehensive Loss for the years ended December 31, 2004 and December 31, 2003 (Restated) F-4

  Statement of Changes in Stockholders' Equity for the years ended December 31, 2004 and December 31, 2003 (Restated) F-5

  Statements of Cash Flows
    for the years ended December 31, 2004 and December 31, 2003 (Restated)  F-6

  Notes to Financial Statements                                             F-7

                          LETTERHEAD OF S. W. HATFIELD, CPA
              REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
RPM Technologies, Inc.

We have audited the accompanying balance sheets of RPM Technologies, Inc. (a Delaware corporation) as of December 31, 2004 and December 31, 2003 (Restated) and the related statements of operations and comprehensive loss, statement of changes in stockholders' equity (deficit) and statements of cash flows for the year ended December 31, 2004 and December 31, 2003 (Restated), respectively. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RPM Technologies, Inc. as of December 31, 2004 and December 31, 2003 (Restated) and the results of its operations and its cash flows for the each of the years ended December 31, 2004 and December 31, 2003 (Restated), respectively, in conformity with generally accepted accounting principles generally accepted in the United States of America.

                                            /s/ S. W. Hatfield, CPA
                                            ---------------------------
                                            S. W. HATFIELD, CPA
Dallas, Texas
April 9, 2005

                            RPM TECHNOLOGIES, INC.
                                BALANCE SHEETS
                          December 31, 2004 and 2003



                                  December 31,      December 31,
                                     2004              2003
                                                     (Restated)
                                  ------------      ------------

                        ASSETS
                        ------
Current Assets
  Cash in bank                    $      592,936    $   316,233
    Accounts receivable - Trade,
    net of allowance for doubtful
    accounts of $-0- and $-0-,
    respectively                         284,963        342,912
                                  --------------    -----------
    Total Current Assets                 877,899        659,145
                                  --------------    -----------
Property and Equipment - at cost
  Molds, tools and dies                  659,889        648,239
  Production equipment                   213,371           -
  Computer equipment                      18,157         14,000
                                  --------------    -----------
                                         891,417        662,239
  Accumulated depreciation              (333,556)      (267,766)
                                  --------------    -----------
    Net Property and Equipment           557,861        394,473
                                  --------------    -----------
Other assets
  Restricted cash                      1,737,280          -
  Equipment held for sale                112,800          -
  Refundable deposits and other           19,853         4,822
                                  --------------    -----------
    Total Other Assets                 1,869,933         4,822
                                  --------------    -----------
Total Assets                      $   3,305,693     $1,058,440
                                  ==============    ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
           ----------------------------------------------
Current Liabilities
  Note payable                    $      50,000  $     50,000
  Accounts payable - trade              334,562       229,954
  Accrued officer compensation          892,148       656,161
  Accrued interest payable               82,201         9,890
                                  --------------    -----------
    Total Current Liabilities         1,358,911       946,005

Convertible Term Note                 2,500,000          -
                                  --------------    -----------
Commitments and Contingencies
Stockholders' Equity (Deficit)
  Common stock - $0.001 par value.
    250,000,000 shares authorized.
    18,980,520 and 13,467,156 shares
    issued and outstanding,
    respectively                         18,981        13,497
  Additional paid-in capital          9,526,200     8,671,279
  Deferred compensation -
   fair value of vested stock
   options                            2,225,000       525,000
  Accumulated deficit               (12,301,428)   (8,993,161)
                                  --------------    -----------
                                       (531,247)      216,615
  Stock subscription receivable         (21,971)     (104,180)
                                  --------------    -----------
    Total Stockholders' Equity         (553,218)      112,435
                                  --------------    -----------
Total Liabilities and
     Stockholders' Equity          $   3,305,693   $1,058,440
                                  ==============   ============

The accompanying notes are an integral part of these financial statements.



                              RPM TECHNOLOGIES, INC.
                  STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                      Years ended December 31, 2004 and 2003



                                             Year ended     Year ended
                                            December 31,    December 31,
                                                2004           2003
                                                             (Restated)
                                           --------------   -------------
Revenues                                     $2,191,373     $1,492,310

Cost of Sales                                 1,862,681      1,049,781

Gross Profit                                    328,692        442,529

Expenses
  Research and development costs                   -              -
  Sales and marketing expenses                  218,082        109,360
  Payroll and related expenses                  309,568        334,033
  Professional and consulting fees              694,130        261,439
  General and administrative expenses           262,634        129,485
  Interest expense                               91,614          5,000
  Depreciation                                   65,790         64,824
  Compensation expense related to fair
    value of granted stock options            1,700,000            -
  Compensation expense related to common stock
    issuances at less than "fair value"         308,586        249,406
                                           --------------   -------------
    Total operating expenses                  3,650,404      1,153,547
                                           --------------   -------------
Loss from operations                         (3,321,712)      (711,018)

Other Income
  Interest income                                13,445            -
                                           --------------   -------------
Loss before Income Taxes                     (3,308,267)      (711,018)

Provision for Income Taxes                         -               -
                                           --------------   -------------
Net Loss                                     (3,308,267)      (711,018)

Other comprehensive income                         -               -
                                           --------------   -------------
Comprehensive Loss                          $(3,308,267)    $ (711,018)
                                           ==============   =============
Loss per weighted-average share of
  common stock outstanding,
  computed on Net Loss - basic and
  fully diluted                                 $(0.20)        $(0.06)
                                           ==============   =============
Weighted-average number of shares of common
  stock outstanding                           16,772,811     11,346,503
                                           =============    =============

The accompanying notes are an integral part of these financial statements.

                              RPM TECHNOLOGIES, INC.
                    STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                       Years ended December 31, 2004 and 2003

                                         Additional        Deferred        Stock
                       Common Stock         paid-in      compensation-  subscription Accumulated
                       Shares    Amount       capital    stock options  receivable     deficit       Total
                      -----------------    ----------    -------------- -----------  ------------  ----------
Balances at
  January 1, 2003     9,933,013  $9,933     $7,990,936    $  525,000    $(157,000)   $(8,282,143)   $ 86,726

Common stock issued for
  Cash                2,608,428   2,608        526,577          -          52,820           -        582,005
    Less costs to
      acquire capital     -         -          (55,100)         -            -              -        (55,100)
  Professional fees     920,000     920         204,080         -            -              -        205,000
  Acquisition of pallet
    handling technology
    licensing rights     35,715      36           4,786         -            -              -          4,822

Net loss for the year         -       -               -         -            -          (711,018)   (711,018)
                       --------- --------    ----------  -------------- -----------  ------------  ----------
Balances at
  December 31, 2003
  (Restated)         13,497,156  13,497       8,671,279      525,000     (104,180)    (8,993,161)    112,435

  Cash                1,527,000   1,527         370,059         -          82,209           -        453,795
    Less costs to
      acquire capital     -         -          (124,500)        -            -              -       (124,500)
  Professional fees   3,951,364   3,952         606,867         -            -              -        610,819
  Acquisition of pallet
    handling technology
    licensing rights      5,000       5           2,495         -            -              -          2,500
  Deferred compensation-
    fair value of granted
    stock options           -          -             -     1,700,000         -              -      1,700,000

Net loss for the year       -          -             -            -          -        (3,308,267) (1,608,267)

Balances at
  December 31, 2004  18,980,520  $18,981     $9,526,200   $2,225,000     $(21,971)  $(12,301,428) $ (553,218)

                               RPM TECHNOLOGIES, INC.
                             STATEMENTS OF CASH FLOWS
                       Years ended December 31, 2004 and 2003



                                           Year ended    Year ended
                                          December 31,   December 31,
                                              2004          2003
                                                          (Restated)
                                          ------------   -------------
Cash Flows from Operating Activities
  Net Loss                                 $(3,308,267)   $(711,018)
  Adjustments to reconcile net
    income to net cash
    provided by operating activities
      Depreciation                              65,790       64,824
      Expenses paid with common stock          490,818      142,500
      Compensation expense related to fair
        value of granted stock options       1,700,000          -
      Compensation expense related to
       common stock issuances at less
       than "fair value"                       308,586      249,406
      (Increase) Decrease in
        Accounts receivable - trade and other   57,949     (203,112)
        Inventory                                  -         11,000
        Refundable deposits and other          (12,531)         -
      Increase (Decrease) in
        Accounts payable and other             104,608       76,943
        Accrued interest payable                72,311        5,000
        Accrued officers compensation          235,987      246,161
                                          -------------  ----------
    Net cash provided by (used in)
      operating activities                    (284,749)    (118,196)
                                          -------------  ----------

Cash Flows from Investing Activities
  Increase in restricted cash from
       convertible term note                (1,737,280)        -
  Purchase of equipment held for sale         (112,800)        -
  Purchase of property and equipment          (229,178)     (11,260)
                                          -------------  ----------
    Net cash used in investing activities   (2,079,258)     (11,260)
                                          -------------  ----------

Cash Flows from Financing Activities
  Cash received on convertible term note     2,500 000
  Cash paid to acquire capital                (124,500)     (55,100)
  Proceeds from sales of common stock          265,210      395,100
                                          -------------  ----------
    Net cash provided by (used in)
     financing activities                    2,640,710      340,000
                                          -------------  ----------

Increase (Decrease) in Cash and
   Cash Equivalents                            276,703      210,544
Cash and cash equivalents at beginning
   of period                                   316,233      105,689
                                          -------------  ----------
Cash and cash equivalents at end of period   $ 592,936     $316,233
                                          =============  ==========

Supplemental Disclosures of Interest
    and Income Taxes Paid
  Interest paid during the period            $  19,303     $   -
                                             =========     ========
  Income taxes paid (refunded)               $     -       $   -
                                             =========     ========
Supplemental Disclosure of Non-Cash
  Investing and Financing Activities
  Acquisition of pallet handling technology
  rights with common stock                   $   2,500     $  4,822
                                             =========     ========

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

Note B - Restatement of 2003 Financial Information

In conjunction with a change in securities counsel during the 2nd quarter of 2004, management discovered that an amendment to the Company's Certificate of Incorporation to allow for the issuance of preferred stock had not been properly approved and effected in accordance with Delaware law. Accordingly, the September 3, 2002 transaction whereby shares of preferred stock were issued to two Company officers was invalid.

The Company has restated its financial statements for all quarterly and annual periods, commencing with the Annual Report on Form 10-KSB for the period ended December 31, 2002 through the quarterly period ended March 31, 2004. The balance sheet was restated to reverse the previously recorded transaction where preferred stock was issued to Company officers as partial payment on accrued officers compensation. There was no change to the previously reported results of operations for any of the aforementioned periods.

This restatement affects the presentation of accrued officers compensation, the par value of preferred stock and additional paid-in capital only. All references to Preferred Stock have been deleted from the Company's restated financial statements.

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

Management acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

For segment reporting purposes, the Company operated in only one industry segment during the periods represented in the accompanying financial statements and makes all operating decisions and allocates resources based on the best benefit to the Company as a whole.

  RPM TECHNOLOGIES, INC.
  NOTES TO FINANCIAL STATEMENTS - CONTINUED

Note D - Summary of Significant Accounting Policies

1.  Cash and cash equivalents

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

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

6.  Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. At December 31, 2004 and 2003, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization.

7.  Share-Based Payments

The Company utilizes the fair-value method of accounting for the payment for goods and/or services with the issuance of equity shares in lieu of cash.

8.  Earnings (loss) per share

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

8.  Earnings (loss) per share - continued

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

As of December 31, 2004 and 2003, the Company had outstanding stock options to acquire up to 9,100,000 and 4,100,000 and outstanding stock warrants to acquire up to 2,125,000 and 9,013,000 shares of common stock of the Company, respectively, and the Company's outstanding stock options and warrants are anti- dilutive due to the Company's net operating loss position.

Note E - Significant 4th Quarter Adjustments

During the 4th quarter of 2004, management recognized compensation expense related to vested stock options granted to management personnel on June 30, 2004 in the amount of approximately $1,700,000.

Note F - Fair Value of Financial Instruments

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

Note G - Concentrations of Credit Risk

The Company maintains its cash accounts in a financial institution subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company is entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During the years ended December 31, 2004 and 2003, the Company maintained deposits in various financial institutions with credit risk exposures in excess of statutory FDIC coverage. The Company incurred no losses during 2004 or 2003, or subsequent thereto, as a result of any unsecured bank balance.


  (Remainder of this page left blank intentionally)

  RPM TECHNOLOGIES, INC.
  NOTES TO FINANCIAL STATEMENTS - CONTINUED

Note H - Property and Equipment

Property and equipment consist of the following components at December 31, 2004 and 2003, respectively:

                         December 31,  December 31,
                            2004          2003         Estimated life
                         ------------ -------------    --------------
Molds, tools and dies    $ 659,889    $648,239           10 years
Production equipment       213,371        -              20 years
Computer equipment          18,157      14,000            3 years
                         ---------    --------
                           891,417     662,239
Accumulated depreciation  (333,556)   (267,766)
                         ----------   ---------
Net property and equipment $557,861   $394,473
                           ========   ========

Depreciation expense for the years ended December 31, 2004 and 2003, respectively, was approximately $65,790 and $64,824.

Note I - Note Payable

Note Payable consists of the following:
                                            December 31,  December 31,
                                                2004          2003
                                            ------------  ------------
$50,000 note payable to an individual.
Interest at 10.0% per annum. Principal
and all accrued, but unpaid, interest is
due at maturity in November 2002.
Unsecured.  During 2004, the Company and
the Lender renegotiated the due date and
conversion terms of this debt whereby the
final settlement is deferred until January 3,
2006 and has a fixed conversion rate of $0.25
per share                                     $50,000       $50,000
                                             ==========    ===========

Note J - Convertible Term Note
        Restricted Cash

On July 9, 2004, the Company entered into a financing transaction whereby the Company issued $2.5 million in principal amount of a secured convertible term note due July 9, 2007 to Laurus Master Fund, Ltd. (Note Purchaser) in exchange for gross proceeds of $2.5 million in cash. The Company also issued warrants to purchase up to an aggregate of 1,125,000 shares of the Company's common stock to the Note Purchaser. The Company's obligations under the financing are secured by a first priority lien over all of its assets in favor of the Note Purchaser. The convertible term note bears interest at an annual rate equal to the prime rate published from time to time in The Wall Street Journal plus 3%. However, amounts held in the restricted account bear interest at 1% per annum until released to the Company. The initial conversion price of the debentures is equal to $0.24 per share, and is subject to adjustment under certain circumstances, including if the Company makes certain issuances of stock in the future at a price below the conversion price.

  (Remainder of this page left blank intentionally)

  RPM TECHNOLOGIES, INC.
  NOTES TO FINANCIAL STATEMENTS - CONTINUED

Note J - Convertible Term Note
        Restricted Cash - Continued

Approximately $2,200,000 of the proceeds of the convertible term note were placed in a restricted cash account subject to the terms of the Restricted Account Agreement and the Letter Agreement the Company entered into with the Note Purchaser in connection with the financing. These funds were under the control of the Note Purchaser until released to the Company pursuant to the Letter Agreement, including under the following circumstances: (a) $100,000 Was to be released to the Company when (1) either the Company has provided evidence to the Note Purchaser that the Company has obtained general liability insurance with a coverage limit of at least $1,200,000 or (2) the Note Purchaser has determined that such insurance is not customary with respect to the Company's business operations; (b) $100,000 was to be released to the Company when the Company has entered into a lease on commercially reasonable terms for a corporate headquarters and operational and manufacturing facility; (c) $100,000 was to be released to the Company when the Company filed with the Securities and Exchange Commission a Registration Statement registering for resale the shares of the Company's common stock underlying the convertible term note and the warrants issued to the Note Purchaser in connection with the financing; and
(d) up to $1,000,000 was to be released to the Company when the Company has provided written evidence to the Note Purchaser that the Company has entered into an agreement or agreements to consummate one or more purchases of certain manufacturing equipment (the amount released to the Company will be equal to the corresponding dollar amount necessary to purchase the equipment).

The funds to be released to the Company for the equipment purchases were not to be released to the Company if the Company had not first (1) provided the Note Purchaser with evidence of satisfactory insurance for such equipment and, (2) entered into the lease as described in clause (b) above. None of the funds described above were to be released to the Company if the Company was in default of its obligations under the financing.

Of the $2.5 million, $1.1 million has been released to the Company and $100,000 is available to be released to the Company, subject to certain restrictions, for immediate use. Of the $2.5 million, $1.3 million of the proceeds of the convertible term note remain in a restricted cash account subject to the terms of a Restricted Account Agreement and a Letter Agreement the Company entered into with Laurus in connection with the financing. These funds are under the control of Laurus until they are released to the Company pursuant to the Letter Agreement. The Letter Agreement provides for the release of funds not yet released of up to an additional $100,000 when the Company provides written evidence to Laurus that it has entered into an agreement or agreements to consummate one or more purchases of certain manufacturing equipment (the amount released to the Company will be equal to the corresponding dollar amount necessary to purchase the equipment). The funds to be released for the equipment purchases were released to the Company after it provided Laurus with evidence of satisfactory insurance for such equipment. The remaining $1.3 million will not be released to the Company unless it has reduced the outstanding principal amount of the secured convertible note (other than amounts still in the restricted cash account) to zero. In that event, amounts equal to outstanding principal subsequently converted into common stock will be released to the Company until all funds have been released. None of the unreleased funds described above will be released if the Company is in default of its obligations under the financing. It is possible that the Company will never obtain control of some or all of the proceeds held in the restricted cash account.

During the period beginning July 9, 2004 and ending 270 days thereafter, the Note Purchaser may elect to purchase an additional note from the Company in an amount up to $960,000 on substantially identical terms to those of the convertible term note described above.

The above description is not a complete description of the material terms of the financing, and is qualified in its entirety by reference to the agreements entered into in connection with the financing which were included in the Current Report on Form 8-K, filed with the U. S. Securities and Exchange Commission, on August 12, 2004.

  RPM TECHNOLOGIES, INC.
  NOTES TO FINANCIAL STATEMENTS - CONTINUED

Note K - Income Taxes

As of December 31, 2004, the Company had an estimated net operating loss carryforward of approximately $4,900,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2018. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50% change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for the years ended December 31, 2004 and 2003 differed from the statutory federal rate of 34% as follows:

                                Year ended    Year ended
                                December 31,  December 31,
                                    2004          2003
                                ------------  -------------
Statutory rate applied to
 income before income taxes     $(547,000)    $(242,000)
Increase (decrease) in income
  taxes resulting from:
    State income taxes               -             -
    Other, including reserve
     for deferred tax asset
     and application of net
      operating loss
      carryforward                547,000      242,000
                                ------------  -------------
      Income tax expense        $    -        $    -
                                ============  =============

Temporary differences, consisting primarily of statutory deferrals of expenses for pre-operations interest expense, research and development expenses and start-up costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of December 31, 2004 and 2003, respectively:

                                          December 31,  December 31,
                                              2004          2003
                                          ------------  ------------
      Deferred tax assets
        Net operating loss carryforwards    $1,836,000    $1,326,000
        Less valuation allowance            (1,836,000)   (1,326,000)
                                          ------------- -------------
      Net Deferred Tax Asset                $    -        $   -

For the years ended December 31, 2004 and 2003, respectively, the valuation allowance increased by the approximate following amounts over the previously reported balances for the years ended December 31, 2003 and 2002: $510,000 and $476,000.

Note L - Common Stock Transactions

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

Note L - Common Stock Transactions - Continued

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


Note L - Common Stock Transactions - Continued

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

During 2004, the Company issued an aggregate of 3,951,364 restricted, unregistered shares of common stock to various consultants for services valued at approximately $610,818, which includes a non-cash charge to operations of approximately $120,000 for the difference between the agreed upon value of the services provided and the estimated "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of each respective transaction.

During 2004, the Company sold approximately 1,527,000 shares of restricted, unregistered shares of common stock for aggregate proceeds of approximately $148,350. The Company incurred a non-cash charge to operations of approximately $188,586 for the difference between the selling price of the shares and the estimated "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of each respective transaction. As of December 31, 2004, the Company has yet to receive approximately $21,971 in cash proceeds related to these sale transactions.

  RPM TECHNOLOGIES, INC.
  NOTES TO FINANCIAL STATEMENTS - CONTINUED

Note L - Common Stock Transactions - Continued

On June 30, 2004, the Company issued an additional 5,000 shares of restricted, unregistered common stock to an individual as additional compensation related to the previously acquired licensing rights of certain pallet handling technology. This new transaction was valued at approximately $2,500, which approximates the estimated "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of the respective transaction.

    Exemption from the registration provisions of the Securities Act of 1933 for the transactions described above is claimed by the Company under Section 4(2) of the Securities Act of 1933, among others, on the basis that such transactions did not involve any public offering.

Note M - Stock Options

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

The 2002 Plan is administered by the Company's Board of Directors.   The
Board of Directors may further delegate administration of the 2002 Plan or specific administrative duties with respect to the 2002 Plan on such terms and to such committees of the Board as it deems proper. The issuance of any options will be approved as specified by the Company's Board of Directors.

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

  RPM TECHNOLOGIES, INC.
  NOTES TO FINANCIAL STATEMENTS - CONTINUED

Note M - Stock Options - Continued

2003 Stock Option Plan

On January 29, 2003, the Company filed a Registration Statement on Form S-8 to register 700,000 shares of common stock to support the 2003 Stock Option Plan (the "2003 Plan"). Under the 2003 Plan, the Company may grant options, from time to time, to acquire shares of common stock to employees of the Company or its subsidiaries. In addition, at the discretion of the Board of Directors, options to acquire common stock of the Company may from time to time be granted under this Plan to other individuals, including consultants or advisors, who contribute to the success of the Company or its subsidiaries and are not employees of the Company or its subsidiaries, provided that bona fide services shall be rendered by consultants and advisors and such services shall not be in connection with the offer or sale of securities in a capital-raising transaction and do not directly or indirectly promote or maintain a market in the Company's securities.

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

The 2003 Plan is administered by the Company's Board of Directors.   The
Board of Directors may further delegate administration of the 2003 Plan or specific administrative duties with respect to this Plan on such terms and to such committees of the Board as it deems proper. The issuance of any options will be approved as specified by the Company's Board of Directors.

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

As of December 31, 2004, no options to acquire common stock under the 2003 Plan were outstanding.

Other options

On January 15, 2002, the Company granted an aggregate 600,000 fully vested options to purchase an equivalent number of shares of common stock as follows:
300,000 shares at $3.00 per share and 300,000 shares at $4.00 per share to an accredited investor in conjunction with the sale of 300,000 shares for gross proceeds of approximately $45,000. These options expired without exercise on March 1, 2005.

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

  RPM TECHNOLOGIES, INC.
  NOTES TO FINANCIAL STATEMENTS - CONTINUED

Note M - Stock Options - Continued

Other options - continued

On June 30, 2004, the Company issued Randy Zych, the Company's Chairman, a fully vested three-year option to purchase up to 2,500,000 shares of restricted common stock at an exercise price of $0.50 per share, exercisable until September 1, 2007.

On June 30, 2004, the Company issued Charles Foerg, the Company's President, a fully vested three-year option to purchase up to 2,500,000 shares of restricted common stock at an exercise price of $0.50 per share, exercisable until September 1, 2007.

The following tables summarize all common stock options granted through December 31, 2004.

                                                            Weighted average
                                                            price per share
                                                            ----------------
    Options outstanding at January 1, 2003    4,100,000           $0.94
      Issued                                      -                 -
      Exercised                                   -                 -
      Expired/Terminated                          -                 -
                                              ---------
    Options outstanding at December 31, 2003  4,100,000           $0.94
      Issued                                  5,000,000           $0.50
      Exercised                                 -                   -
      Expired/Terminated                        -                   -
                                              ---------
    Options outstanding at December 31, 2004  9,100,000           $0.70
                                              =========

                  Options     Options   Options     Options
                  granted    exercised terminated  outstanding Exercise price
2002 investors    3,100,000   2,500,000    -         600,000   $3.00 - $4.00
2002 officers     3,500,000         -      -       3,500,000   $0.50
2004 officers     5,000,000         -      -       5,000,000   $0.50
                  ---------   ---------  --------  ---------
  Totals         11,600,000   2,500,000    -       9,100,000

The weighted average exercise price of all issued and outstanding options at December 31, 2004 is approximately $0.70 and all issued and outstanding options are vested and eligible for exercise.

The weighted-average remaining contractual life of the options outstanding at December 31, 2004 was 1.73 years. The exercise prices of the options outstanding at December 31, 2004 ranged from $0.50 to $4.00 per share. The following table summarizes the outstanding options at December 31, 2004:

                                                Weighted-     Weighted-
                                     Weighted-   average       average
                                      average    exercise     exercise
  Range of     Stock     Stock       remaining   price of     price of
  exercise    options   options     contractual   options      options
   prices  outstanding exercisable     life      outstanding outstanding
---------- ----------- -----------   ----------- ----------- -----------
  $0.50      8,500,000  8,500,000       1.84 yrs     $0.50      $0.50
  $3.00        300,000    300,000       0.17 yrs     $3.00      $3.00
  $4.00        300,000    300,000       0.17 yrs     $4.00      $4.00
           ----------- ------------
             9,100,000  9,100,000

  RPM TECHNOLOGIES, INC.
  NOTES TO FINANCIAL STATEMENTS - CONTINUED

Note M - Stock Options - Continued

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

Year ended December 31, 2004
----------------------------
Expected life of the option:  The initial life of the corresponding option, 3 years, 2 months.
Expected volatility in
  the Company's stock price:  466.0%, which was based on fluctuations of the
                              Company's stock price over the past fiscal year.

Expected dividends:           Zero (0.00) based on past performance
Anticipated risk free
   interest rate:             Estimated to be 3.0%.

This calculation resulted in approximately $1,700,000 being charged to operations for the year ended December 31, 2004 for stock options issued during the year.

The weighted-average fair value of options covering approximately 4,100,000 shares of common stock granted during the year ended December 31, 2002 for which the exercise price was greater than the market price on the grant date was $0.40 and the weighted-average exercise price was $0.94.

The weighted-average fair value of options covering approximately 5,000,000 shares of common stock granted during the year ended December 31, 2004 for which the exercise price was grater than the market price on the grant date was $0.34 and the weighted-average exercise price was $0.50.

No stock options have been granted at any time where the exercise price was equal to the market price on the grant date.

  RPM TECHNOLOGIES, INC.
  NOTES TO FINANCIAL STATEMENTS - CONTINUED

Note M - Stock Options - Continued

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

Note N - Stock Warrants

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

  (Remainder of this page left blank intentionally)

  RPM TECHNOLOGIES, INC.
  NOTES TO FINANCIAL STATEMENTS - CONTINUED

Note N - Stock Warrants - Continued

On July 25, 2004, the Company issued 1,000,000 Class D
Warrants to purchase an equivalent number of shares of the Company's common stock at an exercise price of $3.00 per share, exercisable until August 20, 2006 to Huntleigh Securities acting as trustee for a group of accredited investors represented by P & L Trading Co., Inc.

On July 9, 2004, the Company issued warrants to purchase an aggregate of up to 1,125,000 shares of the Company's common stock to Laurus Master Fund, Ltd. in conjunction with a $2,500,000 secured convertible term note due July 9, 2007. The warrants expire on July 8, 2011. Warrants to purchase 375,000, 375,000 and 375,000 shares of the Company's common stock are each exercisable at $0.30, $0.36 and $0.42, respectively.

                                       Warrants
                        Warrants    outstanding at
                       originally    December 31,
                        issued             2004    Exercise price

2002 - Series A        2,050,000     2,050,000     $3.00 per share
2002 - Series B        4,150,000     4,150,000     $4.00 per share
                       ---------     ---------
Totals at
   December 31, 2002   6,200,000     6,200,000

2003 - Series A          513,800       513,800     $3.00 per share
2003 - Series B        2,300,000     2,300,000
                       ---------     ---------
Totals at
   December 31, 2003   9,013,000     9,013,000

Issued -
 Trustee warrants      1,000,000     1,000,000     $3.00 per share
 Issued - Note
 Purchaser warrants    1,125,000     1,125,000     $0.30-$0.42 per share
 Expired              (9,013,000)   (9,013,000)
                       ---------     ---------
Totals at
   December 31, 2004   2,125,000     2,125,000
                       =========     =========

Note O - Commitments

Product Development

In January 2000, the Company purchased the rights to a pallet related product for $1,100 cash. Additionally, upon successful development of the product and marketplace acceptance of the product, the Company is obligated to issue 5,000 shares of unregistered, restricted common stock.

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

In July 2004, the Company issued the additional 5,000 shares to completely settle this transaction with no further action required by either party.

In the event that the Company can successfully bring this product to market, the Company will be liable for a royalty payment of approximately $7.50 per unit sold.

  RPM TECHNOLOGIES, INC.
  NOTES TO FINANCIAL STATEMENTS - CONTINUED

Note O - Commitments

Executive Compensation

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

On September 1, 2002, the Company's Board of Directors ratified an Employment Agreement (Agreement) with Randy Zych to serve as the Company's Chairman of the Board and Chief Executive Officer. The Agreement term was effective as of September 1, 2002 and expires on the third anniversary date of the Agreement with an automatic five (5) year extension unless either the Company or Mr. Zych provides a 180-day written notice not to continue the Agreement. This Agreement provides Mr. Zych with an initial annual base salary of $125,000 per year, payable in cash. Each subsequent year's base salary shall be negotiated between the Company and Mr. Zych in good faith; however, each subsequent year shall not be at an amount less than the initial base amount of $125,000. Further, the Company paid a signing bonus of 500,000 shares of restricted, unregistered common stock upon execution of this Agreement.

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

As of December 31, 2004 and 2003, respectively, the Company had accrued approximately $892,000 and $656,000 in earned, but unpaid, officer compensation.

Building Lease

The Company leases its administrative offices and plant facilities on a long-term operating lease. The lease is for a 61 month term from December 1, 2004 through December 31, 2009. The lease may be extended for two separate three
(3) year periods on terms to be negotiated at the future extension and the lease requires a 10 month written notice by the Company to the Lessor of its intent to exercise the renewal option. The lease requires monthly base rental payments of approximately $4,200 for the first 37 months, approximately $4,700 for the next 12 months and approximately $5,200 for the final 12 months. Additionally, the Company is responsible for 100% of all real estate taxes and assessments on the property, pro rata during the lease term. Further, the Company is responsible for the payment of all utility, communication, maintenance/upkeep and other ancillary services which may be separately metered or billed at the facility.

  (Remainder of this page left blank intentionally)

  RPM TECHNOLOGIES, INC.
  NOTES TO FINANCIAL STATEMENTS - CONTINUED

Note O - Commitments

Building Lease - continued

Future maturities of the base rent, as defined, are as follows:

            Year ended
            December 31,    Amount
            ------------    -------
                2005        $50,000
                2006         50,000
                2007         50,000
                2008         56,000
                2009         62,000
                           ---------
              Totals       $268,000


Note P - Related Party Transactions

The Company conducts many executive office functions from the separate personal offices of Randy Zych, its Chairman and Charles Foerg, its President. No formal lease agreement exists for the use of these offices. During 2004 and 2003, the Company paid the officers an aggregate approximately $70,800 and $61,900, respectively, for the use of these offices and reimbursement of Company expenses paid personally on behalf of the Company.

Note Q - Selected Financial Data (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2004 and 2003.

               Quarter ended    Quarter ended   Quarter ended   Quarter ended  Year ended
                  March 31,         June 30,      September 30,  December 31,  December 31,
               -------------    -------------   --------------- -------------- ------------
2004

  Revenues        $477,994         $438,831        $687,763        $586,785     $2,191,373
  Gross profit      67,326           50,842          91,977         118,547        328,692
  Net earnings    (167,789)        (489,523)       (334,906)     (2,316,049)    (3,308,267)
  Basic and fully
  diluted earnings
  per share         $(0.01)          $(0.03)         $(0.02)         $(0.12)        $(0.20)
  Weighted average
    number of shares
    issued and
    outstanding  13,497,156       14,905,387       19,304,008      19,094,947     16,772,811

2003

  Revenues          $95,296         $184,500         $501,692        $710,822     $1,492,310
  Gross profit       14,398           84,213          159,002         184,916        442,529
  Net earnings     (108,199)         (33,849)        (165,207)       (403,763)      (711,018)
  Basic and fully
  diluted earnings
  per share         $(0.01)             nil            $(0.02)        $(0.03)         $(0.06)
  Weighted average
    number of shares
    issued and
    outstanding    9,933,103        9,941,475       10,737,563      13,421,332      11,346,503

                               INDEX TO EXHIBITS

Exhibit
Number           Description
-------          -----------
3.1        Certificate of Incorporation of the Registrant, as amended (1)

3.2        Bylaws of the Registrant, as amended (1)

10.1 Employment Agreement dated as of September 1, 2002 between the Registrant and Randy Zych (#)(2)

10.2 Employment Agreement dated as of September 1, 2002 between the Registrant and Charles Foerg (#)(2)

10.3 Securities Purchase Agreement dated as of July 9, 2004 between the Registrant and Laurus Master Fund, Ltd. (3)

10.4 Secured Convertible Term Note dated as of July 9, 2004 issued by the Registrant in favor of Laurus Master Fund, Ltd. (3)

10.5 Common Stock Purchase Warrant dated as of July 9, 2004 granted by the Registrant to Laurus Master Fund, Ltd. (3)

10.6 Registration Rights Agreement dated as of July 9, 2004 between the Registrant and Laurus Master Fund, Ltd. (3)

10.7 Master Security Agreement dated as of July 9, 2004 between the Registrant and Laurus Master Fund, Ltd. (3)

10.8 Restricted Account Agreement dated as of July 8, 2004 by and among the Registrant, North Fork Bank and Laurus Master Fund, Ltd. (3)

10.9 Letter Agreement dated July 9, 2004 between the Registrant and Laurus Master Fund, Ltd. regarding restricted account at North Fork Bank. (3)

10.10 Subordination Agreement dated as of July 8, 2004 by and among Randy Zych, Charles Foerg and Laurus Master Fund, Ltd. (3)

31.1    Certification pursuant to Section 302 of Sarbanes-
        Oxley Act of 2002 - Chief Executive Officer and
        Chief Financial Officer.

32.1    Certification pursuant to Section 906 of Sarbanes-
        Oxley Act of 2002.
----------------------------
(#) Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit.
(1) Filed as an exhibit to the Registrant's Form 10 filed with the Securities and Exchange Commission on August 24, 2001 (Registration
        No. 000-31291) and incorporated herein by reference.
(2) Filed as an exhibit to the Registrant's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2003 (File No. 000-31291) and incorporated herein by reference.
(3) Filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2004 (File No. 000- 31291) and incorporated herein by reference.

                             SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 18th day of May, 2005.



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

Name                         Title                          Date


/S/ RANDY ZYCH          Chairman of the Board and       May 18, 2005
------------------      Chief Executive Officer
Randy Zych              (principal executive officer)

/S/ CHARLES FOERG       President, Secretary/
------------------      Treasurer and Director          May 18, 2005
Charles Foerg


/S/ DAVID LADE          Chief Financial Officer,        May 18, 2005
------------------      (principal financial and
David Lade              accounting officer) Controller
                        and Director

                  EXHIBITS

Exhibit
Number           Description
-------          -----------

31.1 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 - Chief Executive Officer and
                 Chief Financial Officer.

32.1             Certification pursuant to Section 906 of Sarbanes-
                 Oxley Act of 2002.