Form 10QSB
period 2005-03-31
RPM TECHNOLOGIES INC
filed 2005-06-22
CIK 1099150

<pre>

                        U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington D.C.  20549

                                     FORM 10-QSB

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2005.

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 [no fee required]

                          Commission File Number 000-31291

                                 RPM TECHNOLOGIES, INC.
                      (Name of small business issuer in its charter)

                     Delaware                             36-4391958
               (state or other jurisdiction           (I.R.S. Employer
              Incorporation or Organization)          Identification No.)

                 24001 S. Western Avenue
                     Park Forest, IL                           60466
          (Address of principal of Executive Offices)        (Zip Code)

Issuer's telephone number: 708-679-0002

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(b) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2)has been subject to such filing requirements for the past 90 days.[X]Yes[ ]No

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: June 17, 2005: 20,846,070

Transitional Small Business Disclosure Format (check one):  YES       NO X
--------------------------------------------------------------------------------


                              RPM Technologies, Inc.
                 Form 10-QSB for the Quarter ended March 31, 2005

                                TABLE OF CONTENTS

                        PART I - FINANCIAL INFORMATION

                                                                         Page
                                                                         ----
Item 1.  Financial Statements.............................................F-1

A REVIEW BY OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS OF THIS QUARTERLY REPORT ON FORM 10-QSB FOR THE THREE MONTHS ENDED MARCH 31, 2005 IS REQUIRED BY ITEM 310(B) OF REGULATION S-B PROMULGATED BY THE SECURITIES AND EXCHANGE COMMISSION. AS OF THE DATE OF THIS REPORT, OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS HAVE NOT COMPLETED THEIR REVIEW OF OUR FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION CONTAINED IN THIS REPORT. WE WILL AMEND THIS REPORT ONCE OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS COMPLETE THEIR REVIEW OF THE FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION CONTAINED IN THIS REPORT.

Item 2.  Management's Discussion and Analysis or Plan of Operation..........1

Item 3.  Controls and Procedures...........................................14

                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.................................................16

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.......16

Item 3.  Defaults Upon Senior Securities...................................17

Item 4.  Submission of Matters to a Vote of Security Holders...............17

Item 5.  Other Information.................................................17

Item 6.  Exhibits..........................................................17

Signatures.................................................................18

Exhibits Filed with this Report............................................19

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                           RPM Technologies, Inc.
                              Balance Sheets
             March 31, 2005 (Unaudited) and December 31, 2004

                                                   March 31,     December 31,
                                                     2005            2004
                                                 -------------  --------------
                                  ASSETS
                                  ------
Current Assets
  Cash on hand and in bank                       $   287,891    $   592,936
   Accounts receivable - trade and other             501,771        284,963
                                                  ----------     ----------
      Total current assets                           789,662        877,899
                                                  ----------     ----------
Property and Equipment - at cost
   Molds, tools and dies                             991,801        659,889
   Manufacturing equipment                           224,188        213,371
   Computer equipment                                 18,157         18,157
                                                  ----------     ----------
                                                   1,234,146        891,417
   Accumulated depreciation                         (354,254)      (333,556)
                                                  ----------      ---------
       Net Property and Equipment                    879,892        557,861
                                                  ----------      ---------
Other Assets
   Restricted Cash                                 1,503,508      1,737,280
   Equipment held for sale                           112,800        112,800
   Refundable deposits and other                      19,853         19,853
                                                  ----------    -----------
      Total Other Assets                           1,636,161      1,869,933
                                                  ----------    -----------
Total Assets                                     $ 3,305,715     $3,305,693
                                                  ==========    ===========

                  LIABILITIES AND SHAREHOLDERS' EQUITY
                  ------------------------------------
Current Liabilities
  Note payable                                   $    50,000     $   50,000
  Accounts payable - trade                           361,766        334,562
  Accrued interest payable                            83,451         82,201
  Accrued officers' compensation                     943,280        892,148
                                                  ----------    -----------
    Total Current Liabilities                      1,438,497      1,358,911

Convertible Term Note                              2,490,000      2,500,000
                                                  ----------    -----------
Total Liabilities                                  3,928,497      3,858,911

Commitments and Contingencies
Stockholders' Equity (Deficit)
  Common stock - $0.001 par value.
    250,000,000 shares authorized.
    18,980,520 and 18,980,520 shares
    issued and outstanding,
    respectively                                      18,981         18,981
  Additional paid-in capital                       9,554,229      9,526,200
  Deferred compensation -
   fair value of vested stock
   options                                         2,225,000      2,225,000
  Accumulated deficit                            (12,420,992)   (12,301,428)
                                                  ----------    -----------
                                                    (622,782)      (531,247)
  Stock subscription receivable                          -          (21,971)
                                                  ----------    -----------
    Total Stockholders' Equity (Deficit)            (622,782)      (553,218)
                                                  ----------    -----------
Total Liabilities and
  Stockholders' Equity                            $ 3,305,715    $ 3,305,693
                                                  ===========    ===========

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

                                 RPM Technologies, Inc.
                                Statements of Operations
                     Three months ended March 31, 2005 and 2004

                                     (Unaudited)

                                                Three months   Three months
                                                    ended          ended
                                                  March 31,      March 31,
                                                    2005           2004
                                                -------------  -------------

Revenues                                           $830,567      $477,994

Cost of Sales                                       642,499       410,668
                                                   --------      --------
Gross Profit                                        188,068        67,326
                                                   --------      --------
Expenses
  Sales and marketing expenses                       59,403        52,732
  Payroll and related expenses                       68,292        73,515
  General and administrative expenses               130,437        91,412
  Interest expense                                   28,802         1,250
  Depreciation                                       20,698        16,206
                                                   --------      --------
    Total operating expenses                        307,632       235,115
                                                   --------      --------
Net Loss                                           (119,564)     (167,789)

Loss per weighted-average share of
  common stock outstanding,
  computed on Net Loss - basic
  and fully diluted                               $   (0.01)    $   (0.01)
                                                 ----------    ----------
Weighted-average number of shares
  of common stock outstanding                    18,980,520    13,497,156
                                                 ==========    ==========

              The financial information presented herein has been prepared by management without audit by independent certified public accountants. The accompanying notes are an integral part of these financial statements.

                                       RPM Technologies, Inc.
                                     Statements of Cash Flows
                           Three months ended March 31, 2005 and 2004

                                          (Unaudited)

                                                        Three months   Three months
                                                            ended          ended
                                                          March 31,      March 31,
                                                             2005           2004
                                                       -------------  -------------
Cash Flows from Operating Activities
  Net Loss                                              $(119,564)      $(167,789)
  Adjustments to reconcile net income to net cash
    provided by operating activities
    Depreciation                                           20,698          16,206
    (Increase) Decrease in
      Accounts receivable - trade and other              (216,808)         97,460
    Increase (Decrease) in
      Accounts payable and other                           27,204         (83,352)
      Accrued interest payable                              1,250           1,250
      Accrued officers', compensation                      51,132          50,030
                                                         --------        --------
Net cash used in operating activities                    (236,088)        (86,195)

Cash Flows from Investing Activities
  Decrease in restricted cash from
     convertible term note                                233,772            -
  Purchase of property and equipment                     (342,729)           -
                                                         --------        --------
Net cash used in investing activities                    (108,957)           -
                                                         --------        --------
Cash Flows from Financing Activities
  Principal payments on notes payable                     (10,000)           -
  Proceeds from sales of common stock                      50,000          58,000
                                                         --------        --------
Net cash provided by financing activities                  40,000          58,000
                                                         --------        --------
Decrease in Cash and Cash Equivalents                    (305,045)        (28,195)

Cash and cash equivalents at beginning of period          592,936         316,233
                                                         --------        --------
Cash and cash equivalents at end of period               $287,891        $288,038
                                                         ========        ========

Supplemental Disclosures of Interest and Income Taxes Paid
  Interest paid during the period                        $ 27,552        $   -
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

The Company has restated its financial statements for all quarterly and annual periods, commencing with the Annual Report on Form 10-KSB for the period ended December 31, 2002 through the quarterly period ended March 31, 2004. The balance sheet was restated to reverse the previously recorded transaction where preferred stock was issued to Company officers as partial payment on accrued officers' compensation. There was no change to the previously reported results of operations for any of the aforementioned periods.

This restatement affects the presentation of accrued officers' compensation, the par value of preferred stock and additional paid-in capital only. All references to Preferred Stock have been deleted from the Company's restated financial statements.

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

  RPM Technologies, Inc.
  Notes to Financial Statements - Continued

Note C - Preparation of Financial Statements - Continued

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended December 31, 2004. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2005.

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

6.    Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. At March 31, 2005 and 2004, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization.

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

As of March 31, 2005 and 2004, the Company had outstanding stock options to acquire up to 9,100,000 and 4,100,000 and outstanding stock warrants to acquire up to 2,125,000 and 9,013,000 shares of common stock of the Company, respectively, and the Company's outstanding stock options and warrants are anti-dilutive due to the Company's net operating loss position.

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

Note F - Concentrations of Credit Risk

The Company maintains its cash accounts in a financial institution subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company is entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During the three months ended March 31, 2005 and 2004, the Company maintained deposits in various financial institutions with credit risk exposures in excess of statutory FDIC coverage. The Company incurred no losses during 2004 or 2003, or subsequent thereto, as a result of any unsecured bank balance.

Note G - Convertible Notes; Restricted Cash

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

Note G - Convertible Notes; Restricted Cash - Continued

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

  RPM Technologies, Inc.
  Notes to Financial Statements - Continued

Note G - Convertible Notes; Restricted Cash - Continued

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

Note H - Note Payable

Note Payable consists of the following:
                                              March 31,     March 31,
                                                2005          2004
                                             -----------   -----------
$50,000 note payable to an individual.
Interest at 10.0% per annum. Principal
and all accrued but unpaid interest is
due at maturity in November 2002.
Unsecured.  During 2004, the Company and
the Lender renegotiated the due date and
conversion terms of this debt whereby the
final settlement is deferred until
January 3, 2006. The note has a fixed
conversion price of $0.25 per share            $50,000       $50,000
                                             ===========   ===========

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

Note J - Commitments

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

Note J - Commitments - Continued

Executive Compensation - Continued

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

As of March 31, 2005 and 2004, respectively, the Company had accrued approximately $943,280 and $676,191 in earned but unpaid officers' compensation.

Note K - Related Party Transactions

The Company conducts many executive office functions from the separate personal offices of Randy Zych, its Chairman, and Charles Foerg, its President. No formal lease agreement exists for the use of these offices. During the three months ended March 31, 2005 and 2004, the Company paid the officers an aggregate of approximately $7,500 and $7,500, respectively, for the use of these offices and reimbursement of Company expenses paid by these individuals on behalf of the Company.

Item 2 - Management's Discussion and Analysis or Plan of Operation

    The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes included elsewhere in this report. This report contains forward-looking statements, including statements concerning future conditions in the plastic pallet industry, and concerning our future business, financial condition, operating strategies, and operational and legal risks. We use words like "believe," "expect," "may," "will," "could," "estimate," "continue," "anticipate," "intend," "future," "plan" or variations of those terms and other similar expressions, including their use in the negative, to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as to our expectations as of the date of this report. These forward-looking statements are subject to a number of risks and uncertainties, including those identified under "Risk Factors" of our most recent annual report on Form 10-KSB.
Although we believe that the expectations reflected in these forward-looking statements are reasonable, actual industry conditions, and actual conditions and results in our business, could differ materially from those expressed in these forward-looking statements. In addition, none of the events anticipated in the forward-looking statements may actually occur. Any of these different outcomes could cause the price of our common stock to decline substantially. Except as required by law, we undertake no duty to update any forward-looking statement after the date of this report, either to conform any statement to reflect actual results or to reflect the occurrence of unanticipated events.

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

    Income Taxes

    We are subject to taxation from federal, state and international jurisdictions. We spend a significant amount of management time with our annual provision for income taxes and the calculation of resulting deferred tax assets and liabilities. We evaluate liabilities for estimated tax exposures in jurisdictions of operation. Any exposures are settled primarily through the completion of audits within these tax jurisdictions, but can also be affected by other factors. Changes could cause management to find a revision of past estimates appropriate. The liabilities are frequently reviewed by management for their adequacy and appropriateness. As of March 31, 2005, we were not under audit by the U.S. taxing authorities. To the extent audits or other events result in a material adjustment to the accrued estimates, the effect would be recognized during the period of the event. Management believes that an appropriate liability has been established for estimated exposures, though the potential exists for results to vary materially from these estimates.

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

Results of Operations

    Comparison of Results of Operations for the Three Months Ended March 31, 2005 and 2004

    Our revenues increased by $353,000, or 74%, from $478,000 in the first quarter of 2004 to $831,000 in the same period in 2005. Our growth in revenues in the first quarter of 2005 as compared to the same period in 2004 is primarily attributable to repeat orders from our customers, our acquisition of new customers and our continued marketing and e-commerce promotions.

    Our cost of sales increased by $232,000, or 56%, from $411,000 in the first quarter of 2004 to $643,000 in the same period in 2005 and our gross profit increased by $121,000, or 180%, from $67,000 in the first quarter of 2004 to $188,000 in the same period in 2005. The increase in cost of sales was primarily attributable to increased sales of our products. Our gross margins increased by over 60% from 14% in the first quarter of 2004 to 23% in the same period in 2005. The increase in our gross margins was primarily attributable to cost savings resulting from grinding our own plastic. We believe that our gross
margins  will  continue  to  grow   as  we  become  more  efficient;   however,
fluctuations in our raw materials costs, and in particular, petroleum, which we may or may not be able to pass along in higher prices to our customers, may significantly impact our future gross margins.

    Total operating expenses increased by $73,000, or 31%, from $235,000 in the first quarter of 2004 to $308,000 in the same period in 2005. The increase in operating expenses was primarily due to an increase of $39,000 in general and administrative expenses associated with higher sales in the first quarter of 2005 as compared to the same period in 2004. In addition, interest expense increased by $28,000 in the first quarter of 2005 as compared to the same period in 2004 as a result of our borrowings from Laurus Master Fund, Ltd. We believe that our overhead costs have stabilized and we do not expect significant increases in overhead costs during future periods.

    Our net loss decreased by $48,000, or 29%, from $168,000 in the first quarter of 2004 to $120,000 in the same period in 2005. The decrease in our net loss resulted primarily from our increased revenues and our improved gross margins, as discussed above.

Liquidity and Capital Resources

    At March 31, 2005 and 2004, we had cash of approximately $288,000 and $593,000, respectively. As of those dates, we had a working capital deficit of approximately $649,000 and $481,000, respectively. Cumulative accrued compensation owed to our executive officers reduced our working capital by approximately $943,000 and $892,000, respectively, at March 31, 2005 and 2004. We are currently experiencing no pressure to pay the accrued compensation from the individuals to whom we owe this compensation as it consists primarily of unpaid salaries of Randy Zych and Charles Foerg. However, we plan to pay amounts owed to Messrs. Zych and Foerg as funds become available, but we have committed not to pay these amounts out of the funds obtained from our financing with Laurus Master Fund, Ltd. In addition, we may reduce all or part of this accrued officer compensation liability through issuances of our common stock.

    Cash used in our operating activities totaled $236,000 for the three months ended March 31, 2005 as compared to $86,000 in the same period in 2004.

    Cash used in our investing activities totaled $109,000 for the three months ended March 31, 2005 as compared to no cash used in our investing activities for the same period in 2004. The increase in cash used in our investing activities in the first quarter of 2005 as compared to the same period in 2004 resulted from aggregate purchases in the amount of $343,000 of property and equipment, which was partially offset by a decrease in the amount of $234,000 in our restricted cash account associated with our financing with Laurus Master Fund, Ltd.

    Cash provided by our financing activities totaled $40,000 for the three months ended March 31, 2005 as compared to $58,000 for same period in 2004. We raised $50,000 of the cash provided by our financing activities during the first quarter of 2005 from sales of our common stock, which amount was partially offset by a $10,000 payment on outstanding notes payable.

    During the three months ended March 31, 2005 and 2004, we financed our operations through cash generated from sales of our products and cash previously raised through private placements of our equity securities.

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

    The effect of this transaction affects the presentation of accrued officers' compensation, the par value of preferred stock and additional paid-in capital only. All references to outstanding Preferred Stock have been deleted from our financial statements.

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

    We have no history of significant revenues, have not been profitable and may experience continued losses. Historically, we have relied upon cash from financing activities to fund all of the cash requirements of our business and have incurred significant losses and experienced negative cash flow. As of March 31, 2005, we had an accumulated deficit of $12.4 million. For the year 2004, we incurred a net loss of $3.3 million and for the year 2003, we incurred a net loss of $711,018. For the year ended December 31, 2002, we incurred a net loss of $2,882,530. We cannot predict when we will become profitable or if we ever will become profitable, and we may continue to incur losses for an indeterminate period of time and may never achieve or sustain profitability. An extended period of losses and negative cash flow may prevent us from successfully selling our plastic pallets.

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

    As of June 17, 2005, we had outstanding 20,846,070 shares of common stock. We also have outstanding options to purchase up to 9,100,000 shares of our common stock, outstanding warrants to purchase up to 1,125,000 shares of our common stock, and an outstanding convertible term note, the principal portion of which is currently convertible into approximately 10,417,000 shares of our common stock (plus applicable interest, penalties and any anti-dilution adjustments). The shares underlying the convertible term note and the warrants have been registered for resale pursuant to a registration statement and may be sold under the Securities Act. We cannot predict the effect, if any, that future sales of shares of our common stock into the market will have on the market price of our common stock. However, sales of a substantial number of shares of our common stock in the public market, or the perception that sales could occur, could adversely affect the market price of our common stock. Any adverse effect on the market price of our common stock could make it difficult for us to raise additional capital through sales of equity securities at a time and at a price that we deem appropriate.

    Conversion or exercise of our outstanding convertible securities could substantially dilute your investment and the existence of our convertible securities could negatively effect the price of our common stock.

    We have issued a convertible term note that is convertible at prices that are subject to adjustment due to a variety of factors, including the issuance of securities at, or at an exercise or conversion price, less than the current fixed conversion price of $0.24. As of June 17, 2005 the principal portion of the convertible term note was convertible into approximately 10,417,000 shares of our common stock (plus applicable interest, penalties and any anti-dilution adjustments). You could, therefore, experience substantial dilution of your investment as a result of the conversion of our outstanding convertible term note. We also have outstanding options to purchase up to 9,100,000 shares of our common stock and warrants to purchase up to 1,125,000 shares of our common stock that could have a dilutive effect on your shares. The existence of these securities could also mean that an increase in the trading price of a share of our common stock will result in a limited benefit to existing security holders. This possibility could negatively affect the price of our common stock.

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

    As a group, our executive officers and directors beneficially own or control approximately 35% of our outstanding shares of common stock (after giving effect to the exercise of all outstanding vested options exercisable within 60 days from June 17, 2005). As a result, our executive officers and directors, acting as a group, have substantial control over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets, or any other significant corporate transaction. Our executive officers and directors may have interests different than yours. For example, the executive officers and directors may delay or prevent a change in control of our company, even one that would benefit our stockholders, or pursue strategies that are different from the wishes of other investors. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors' perception that conflicts of interest may exist or arise.

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

ITEM 3 - CONTROLS AND PROCEDURES

    Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 31, 2005 (the "Evaluation Date"), that the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

    During the three months ended March 31, 2005, there were no changes in our "internal controls over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                        PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

    We are involved in certain legal proceedings and claims which arise in the normal course of business. Management does not currently believe that the outcome of these matters will have a material effect on our financial position or results of operations.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

    None.

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

    None.

Item 4 - Submission of Matters to a Vote of Security Holders

    During the quarter ended March 31, 2005, no matters were submitted to a vote of the holders of our securities.

Item 5 - Other Information

    None.

Item 6 - Exhibits

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

                                                        RPM Technologies, Inc.

Dated: June 22, 2005                                           /s/ Randy Zych
                                                        ----------------------
                                                                   Randy Zych
                                                          Chairman, Director,
                                                      Chief Executive Officer
                                                (principal executive officer)


Dated: June 22, 2005                                            /s/ David Lade
                                                        ----------------------
                                                                    David Lade
                                                       Chief Financial Officer
                                                 (principal financial officer)

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