Form 10QSB/A
period 2005-03-31
RPM TECHNOLOGIES INC
filed 2005-06-27
CIK 1099150

<pre>

                        U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington D.C.  20549

                                  AMENDMENT NO. 1 TO
                                     FORM 10-QSB

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

                                                        RPM Technologies, Inc.

Dated: June 27, 2005                                           /s/ Randy Zych
                                                        ----------------------
                                                                   Randy Zych
                                                          Chairman, Director,
                                                      Chief Executive Officer
                                                (principal executive officer)


Dated: June 27, 2005                                            /s/ David Lade
                                                        ----------------------
                                                                    David Lade
                                                       Chief Financial Officer
                                                 (principal financial officer)

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