Form 10QSB
period 2005-06-30
RPM TECHNOLOGIES INC
filed 2005-08-24
CIK 1099150

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington D.C.  20549

                                     FORM 10-QSB

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2005

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to ___________

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: August 24, 2005: 22,046,070

Transitional Small Business Disclosure Format (check one):  YES       NO X

--------------------------------------------------------------------------------



                              RPM Technologies, Inc.
                 Form 10-QSB for the Quarter ended June 30, 2005

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

Item 3.  Controls and Procedures...........................................16

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

Item 5.  Other Information.................................................17

Item 6.  Exhibits..........................................................17

Signatures.................................................................18

Exhibits Filed with this Report............................................19

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements


                          RPM Technologies, Inc.
                              Balance Sheets
                     June 30, 2005 and December 31, 2004

                               (Unaudited)

                                                                 December 31,
                                              June 30, 2005         2004
                                              -------------     -------------
                                  ASSETS
                                  ------
Current Assets
  Cash on hand and in bank                       $   577,647    $   592,936
   Accounts receivable - Trade and Other             419,361        284,963
                                                  ----------     ----------
      Total current assets                           997,008        877,899
                                                  -----------    ----------
Property and Equipment - at cost
   Molds, tools and dies                             876,146        659,889
   Manufacturing Equipment                           224,188        213,371
   Computer equipment                                 18,157         18,157
                                                  ----------     ----------
                                                   1,118,491        891,417
   Accumulated depreciation                         (374,951)      (333,556)
                                                  -----------     ----------
       Net Property and Equipment                    743,540        557,861
                                                  -----------     ----------
Other Assets
   Restricted cash                                 1,416,747      1,737,280
   Assets held for sale                              112,800        112,800
   Pallet handling technology license                 19,853         19,853
                                                  -----------     ----------
       Total Other Assets                          1,549,127      1,869,933
                                                  -----------    -----------
Total Assets                                      $3,289,675    $ 3,305,693
                                                  ===========    ===========

                  LIABILITIES AND SHAREHOLDERS' EQUITY
                  ------------------------------------
Current Liabilities
  Note payable                                    $     50,000    $  50,000
  Accounts payable - trade                             453,205      334,562
  Accrued interest payable                              84,701       82,201
  Accrued officers compensation                        997,131      892,148
                                                   -----------    ----------
    Total Current Liabilities                        1,585,037    1,358,911

Convertible Term Note                                2,419,137    2,500,000
                                                   -----------    ----------
Total Liabilities                                    4,004,171    3,858,911


Shareholders' Equity (Deficit)
  Common stock - $0.001 par value.
    250,000,000 shares authorized.
    18,144,156 and 18,980,520 shares
    issued and outstanding, respectively                18,981           18,981
  Additional paid-in capital                         9,566,229        9,526,200
  Deferred compensation - fair value of
     vested stock options                            2,525,000        2,225,000
  Accumulated deficit                              (12,524,709)     (12,301,428)
                                                    ----------       -----------
                                                      (435,377)        (531,247)
                                                    -----------      -----------
  Stock subscription receivable                       (714,499)         (21,971)
                                                    -----------     ------------
    Total shareholders' equity (deficit)              (714,499)        (553,218)
                                                    -----------     ------------
 Total Liabilities and Shareholders'
    Equity (Deficit)                              $  3,289,675      $ 3,305,693
                                                  =============    ============

The accompanying notes are an integral part of these financial statements.

F-1

RPM Technologies, Inc.
                  Statements of Operations and Comprehensive Loss
                  Three and Six Months Ended June 30, 2005 and 2004
                                  (Unaudited)

                                                Three months  Three months     Six  months    Six months
                                                    ended         ended           ended         ended
                                                June 30, 2005  June 30, 2004  June 30, 2005  June 30, 2004
                                                -------------  -------------  -------------  -------------
Revenues                                        $   827,509     $438,831      $ 1,658,075      $ 916,825

Cost of Sales                                       757,394      387,989        1,399,893        798,657
                                                   --------     ----------     ------------  -------------
Gross Profit                                         70,115       50,842          258,182        118,168
                                                   --------     ----------     ------------  -------------
Expenses

  Sales and marketing expenses                       51,713       66,850          111,116        119,582
  Payroll and related expenses                       65,766       75,515          134,058        147,030
  General and administrative expenses                23,462      382,551          153,899        473,963
  Interest expense                                   12,192        1,243           40,994          2,493
  Depreciation                                       20,698       16,206           41,395         32,412
                                                    --------     ---------      ------------  ------------
    Total operating expenses                        173,831      542,365          481,462        775,480
                                                   --------      ---------      ------------  ------------
Loss from operations                               (103,716)    (489,523)        (223,280)      (657,312)


Other Income

  Interest income                                     -             -               -               -
                                                   --------     ----------     -----------   -----------
Loss before Income Taxes                          (103,716)     (489,523)        (223,280)      (657,312)

Provision for Income Taxes                            -            -                -               -
                                                   --------     ----------      -----------   -----------
Net Loss                                          (103,716)     (489,523)        (223,280)      (657,312)

Other comprehensive income                            -            -                -               -
                                                  ---------     ---------       -----------   -----------
Comprehensive Loss                               $(103,716)     (489,523)       $(223,280)   $ (657,312)
                                                 ==========     =========       ============  ===========
Loss per weighted-average share of
  common stock outstanding,
  computed on Net Loss - basic
  and fully diluted                              $  (0.01)     $ (0.03)         $ (0.01)      $ (0.05)
                                                 ----------    --------         ------------  ------------
Weighted-average number of shares
  of common stock outstanding                    18,980,520   14,905,387         18,980,520    14,408,085
                                                 ==========   ==========        ============  ============

            The accompanying notes are an integral part of these financial statements.


                                       RPM Technologies, Inc.
                                     Statements of Cash Flows
                                Six months ended June 30, 2005 and 2004

                                          (Unaudited)

                                                        Six months    Six months
                                                          ended         ended
                                                       June 30, 2005  June 30, 2004
                                                       -------------  -------------
Cash Flows from Operating Activities
  Net Loss                                              $(223,280)    $(657,312)
  Adjustments to reconcile net loss to net cash
    provided by operating activities
    Depreciation                                           41,395        32,412
    Consulting fees paid with common stock                      -       307,600
    (Increase) Decrease in
      Accounts receivable - trade and other              (134,399)      236,155
    Increase (Decrease) in
      Accounts payable and other                         118,643     (148,181)
      Accrued interest payable                              2,500         2,494
      Accrued officers compensation                       104,983        98,946
                                                         ---------      --------
Net cash used in operating activities                     (90,158)     (127,886)


Cash Flows from Investing Activities
  Decrease In Restricted Cash                             320,806            -
  Purchase of property and equipment                     (227,074)           -
                                                         ---------      --------
Net cash provided by investing activities                  93,732            -
                                                         ---------      --------
Cash Flows from Financing Activities
  Principal payments on notes payable                     (80,863)           -
  Proceeds from sales of common stock                      62,000       175,209
                                                         ---------      --------
Net cash provided by (used in) financing activities       (18,863)      175,209
                                                         ---------      --------
Increase (Decrease) in Cash and Cash Equivalents          (15,289)       47,323
Cash and cash equivalents at beginning of period          592,936      316,233
                                                         ---------      --------
Cash and cash equivalents at end of period                $577,647     $363,556
                                                         =========     ========

Supplemental Disclosures of Interest and Income Taxes Paid
  Interest paid during the period                         $ 40,994     $      -
                                                          ========     ========
  Income taxes paid (refunded)                            $      -     $      -
                                                          ========     ========

Supplemental Disclosures of Non-Cash
  Acquisition of pallet handling technology rights
    with common stock                                     $      -     $  2,500
                                                          ==========   =========
      The accompanying notes are an integral part of these financial statements.

  RPM Technologies, Inc.
  Notes to Financial Statements

Note A - Organization and Description of Business

RPM Technologies, Inc. (the "Company") was incorporated on April 10, 1996 in accordance with the laws of the State of Delaware as Mann Enterprise, Inc.

The Company is in the business to develop, produce, market and sell plastic pallets to customers located throughout the United States, Canada and Central and South America. The Company has developed what it believes is a proprietary process for the manufacture of plastic pallets, at costs comparable to those currently in use for the construction of wood pallets which are expected to meet current and future anticipated environmental standards, encourage the preservation of trees and promote plastic recycling.

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

Management acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the Securities and Exchange Commission on its most recent Annual Report on Form 10-KSB. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the Securities and Exchange Commission's instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2005.

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

6.  Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. At June 30, 2005 and 2004, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization.

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

As of June 30, 2005 and 2004, the Company had outstanding stock options to acquire up to 9,100,000 and 4,100,000 shares of common stock of the Company, respectively, and outstanding stock warrants to acquire up to 2,125,000 and no shares of common stock of the Company, respectively, and the Company's outstanding stock options and warrants are anti-dilutive due to the Company's net operating loss position.

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

Note E - Concentrations of Credit Risk

The Company maintains its cash accounts in a financial institution subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company is entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During the six months ended June 30, 2005 and 2004, the Company maintained deposits in various financial institutions with credit risk exposures in excess of statutory FDIC coverage. The Company incurred no losses during 2004 or 2003, or subsequent thereto, as a result of any unsecured bank balance.

Note F - Property and Equipment

Property and equipment consist of the following components at June 30, 2005 and 2004:

                              June 30,    June 30,
                               2005         2004        Estimated life
                             ----------   --------      --------------
Molds, tools and dies        $876,146     $648,239        10 years
Production equipment          224,188            -        20 years
Computer equipment             18,157       14,000         3 years
                             --------     --------
                            1,118,491      662,239
Accumulated depreciation     (374,951)    (300,178)
                             ---------    ---------
Net property and equipment    $743,540    $362,061
                             =========    =========

Depreciation expense for the six months ended June 30, 2005 and 2004 was $41,395 and $32,412, respectively.

Note G - Note Payable

                                                June 30,    June 30,
                                                 2005         2004
                                                --------    --------
$50,000 note payable to an individual.
Interest at 10.0% per annum. Principal
and all accrued, but unpaid, interest is due at maturity in November 2002. Unsecured.
During 2004, the Company and the Lender
renegotiated the due date and conversion terms of this debt whereby the final settlement is deferred until January 3, 2006 at a fixed conversion rate of $0.25 per share.

                                                 $ 50,000    $ 50,000
                                                 ========    ========

  RPM Technologies, Inc.
  Notes to Financial Statements - Continued

Note H - Convertible Term Note and Restricted Cash

On July 9, 2004, the Company entered into a financing transaction whereby the Company issued $2.5 million in principal amount of a secured convertible term note due July 9, 2007 to Laurus Master Fund, Ltd. (the "Note Purchaser") in exchange for gross proceeds of $2.5 million in cash. The Company also issued warrants to purchase up to an aggregate of 1,125,000 shares of the Company's common stock to the Note Purchaser. The Company's obligations under the financing are secured by a first priority lien over all of its assets in favor of the Note Purchaser. The convertible term note bears interest at an annual rate equal to the prime rate published from time to time in The Wall Street Journal plus 3%. However, amounts held in the restricted account bear interest at 1% per annum until released to the Company. The initial conversion price of the debentures is equal to $0.24 per share, and is subject to adjustment under certain circumstances, including if the Company makes certain issuances of stock in the future at a price below the conversion price.

Approximately $2,200,000 of the proceeds of the convertible term note were placed in a restricted cash account subject to the terms of the Restricted Account Agreement and the Letter Agreement the Company entered into with the Note Purchaser in connection with the financing. As of June 30, 2005, approximately $1,416,474 remained in this restricted cash account. These funds are under the control of the Note Purchaser until released to the Company pursuant to the Letter Agreement, including under the following circumstances:
(a) $100,000 was to be released to the Company when (1) either the Company has provided evidence to the Note Purchaser that the Company has obtained general liability insurance with a coverage limit of at least $1,200,000 or (2) the Note Purchaser has determined that such insurance is not customary with respect to the Company's business operations; (b) $100,000 was to be released to the Company when the Company has entered into a lease on commercially reasonable terms for a corporate headquarters and operational and manufacturing facility;
(c) $100,000 was to be released to the Company when the Company filed with the Securities and Exchange Commission a Registration Statement registering for resale the shares of the Company's common stock underlying the convertible term note and the warrants issued to the Note Purchaser in connection with the financing; and (d) up to $1,000,000 was to be released to the Company when the Company has provided written evidence to the Note Purchaser that the Company has entered into an agreement or agreements to consummate one or more purchases of certain manufacturing equipment (the amount released to the Company will be equal to the corresponding dollar amount necessary to purchase the equipment).

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

The above description is not a complete description of the material terms of the financing, and is qualified in its entirety by reference to the agreements entered into in connection with the financing which were included in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2004.

  RPM Technologies, Inc.
  Notes to Financial Statements - Continued

Note I - Income Taxes

The Company has an estimated net operating loss carryforward of approximately $6,225,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2018. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for the six months ended June 30, 2005 and 2004 differed from the statutory federal rate of 34 percent as follows:

                                                      Six months    Six months
                                                         ended        ended
                                                    June 30, 2005 June 30, 2004
                                                    ------------- -------------
Statutory rate applied to income before income taxes    $(76,000)  $(223,500)
Increase (decrease) in income taxes resulting from:
    State income taxes    -     -
    Other, including reserve for deferred tax asset
      and application of net operating loss carryforward  76,000     223,500
                                                       ---------- -------------
      Income tax expense                                 $     -    $     -

Temporary differences, consisting primarily of statutory deferrals of expenses for pre-operations interest expense, research and development expenses and start-up costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of June 30, 2005 and 2004:

                                                    June 30, 2005 June 30, 2004
                                                    ------------- -------------
      Deferred tax assets
        Net operating loss carryforwards              $2,192,000    $1,360,000
        Less valuation allowance                      (2,192,000)   (1,360,000)
                                                      -----------   -----------
      Net Deferred Tax Asset                          $        -    $       -

For each of the six months ended June 30, 2005 and 2004 the valuation allowance increased by the approximate following amounts over the previously reported balances for the years ended December 31, 2004 and 2003:
$356,000 and $34,000, respectively.

Note J - Commitments

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

Product Development - continued

In July 2004, the Company issued the additional 5,000 shares to completely settle this transaction with no further action required by either party.

In the event that the Company can successfully bring this product to market, the Company will be liable for a royalty payment of approximately $7.50 per unit sold.

Executive Compensation

For periods prior to January 1, 2002, the Company's two controlling shareholders/officers had an informal, unwritten agreement with the Company whereby they would provide their services to the Company at an annual salary of $60,000 each, with one-half, or $30,000, to be contributed to the Company as "additional paid-in capital" and one-half, or $30,000, to be accrued and paid at a future date when the Company's cash flows will support the repayment.

Effective January 1, 2002, these officers/shareholders have amended their informal, unwritten agreement whereby the Company will pay each of them an annual salary of $85,000, to be accrued and paid at a future time when the Company has the available cash flow to retire the debt.

On September 1, 2002, the Company's Board of Directors ratified an Employment Agreement with Randy Zych to serve as the Company's Chairman of the Board and Chief Executive Officer. The Agreement term was effective as of September 1, 2002 and expires on the third anniversary date of the Agreement with an automatic five (5) year extension unless either the Company or Mr. Zych provides a 180-day written notice not to continue the Agreement. This Agreement provides Mr. Zych with an initial annual base salary of $125,000 per year, payable in cash. Each subsequent year's base salary shall be negotiated between the Company and Mr. Zych in good faith; however, each subsequent year shall not be at an amount less than the initial base amount of $125,000. Further, the Company paid a signing bonus of 500,000 shares of restricted, unregistered common stock upon execution of this Agreement.

On September 1, 2002, the Company's Board of Directors ratified an Employment Agreement with Charles Foerg to serve as the Company's President. The Agreement term was effective as of September 1, 2002 and expires on the third anniversary date of the Agreement with an automatic five (5) year extension unless either the Company or Mr. Foerg provides a 180-day written notice not to continue the Agreement. This Agreement provides Mr. Foerg with an initial annual base salary of $125,000 per year, payable in cash. Each subsequent year's base salary shall be negotiated between the Company and Mr. Foerg in good faith; however, each subsequent year shall not be at an amount less than the initial base amount of $125,000. Further, the Company paid a signing bonus of 500,000 shares of restricted, unregistered common stock upon execution of this Agreement.

As of June 30, 2005 and 2004 the Company had accrued approximately $997,000 and $755,000, respectively, in earned but unpaid officer compensation.

Building Lease

The Company leases its administrative offices and plant facilities on a long-term operating lease. The lease is for a 61 month term from December 1, 2004 through December 31, 2009. The lease may be extended for two separate three
(3) year periods on terms to be negotiated at the future extension and the lease requires a 10 month written notice by the Company to the Lessor of its intent to exercise the renewal option. The lease requires monthly base rental payments of approximately $4,167 for the first 37 months, approximately $4,667 for the next 12 months and approximately $5,167 for the final 12 months. Additionally, the Company is responsible for 100% of all real estate taxes and assessments on the property, pro rata during the lease term. Further, the Company is responsible for the payment of all utility, communication, maintenance/upkeep and other ancillary services which may be separately metered or billed at the facility.


  (Remainder of this page left blank intentionally)

  RPM Technologies, Inc.
  Notes to Financial Statements - Continued

Note J - Commitments - Continued

Building Lease - continued

Future maturities of the base rent, as defined, are as follows:

            Year ended
            December 31,     Amount
            ------------  ----------
              2005         $50,000
              2006          50,000
              2007          50,000
              2008          56,000
              2009          62,000
                          ---------
            Totals        $268,000

Note K - Related Party Transactions

The Company conducts many executive office functions from the separate personal offices of Randy Zych, its Chairman, and Charles Foerg, its President. No formal lease agreement exists for the use of these offices. During the six months ended June 30, 2005 and 2004, the Company paid these officers an aggregate of approximately $61,800 and $43,800, respectively, for the use of these offices and as reimbursement of Company expenses paid by these individuals on behalf of the Company.

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

    On July 9, 2004 we entered into a financing with Laurus Master Fund, Ltd. under which we issued a $2.5 million principal amount secured convertible term note and warrants to purchase up to 1,125,000 shares of our common stock in exchange for gross proceeds of $2.5 million dollars. A large portion of these proceeds is held in a restricted cash account to be released to us over time as certain events occur.

    We have established a more formal corporate headquarters and a production facility where we manufacture our plastic pallets. We purchased equipment that enables us to grind post-industrial and post-consumer plastic products used in the production of our plastic pallets. We do not have the proceeds sufficient for us to purchase enough molding equipment and presses to fully enable us to produce all of our plastic pallets internally. Therefore, we will continue to outsource the manufacturing of our plastic pallets until we raise additional capital enabling us to purchase extra molds and presses.

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

    We promote our websites through a variety of techniques, including the purchase of preferred positions on searched pages from providers such as Google, MSN, Overture and others. We manage and optimize our key words on our websites to promote an optimal level of contact activity and lead volume, which is directly proportional to the preferred position placements that we are either able to buy or acquire through manipulation. We believe that having multiple websites, all linking directly or indirectly to one another, creates an internet marketing environment conducive to volume inquiries. We plan to promote our websites in vertical print media, which we expect will be directed to shippers and warehouse management in a variety of industries.

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

    Revenue Recognition

    We derive revenues primarily from the sale of standard and customer-specific products and services of plastic pallets. Our revenues occasionally include nonrecurring engineering revenues related to the development of customer-specific products. Sales of our products are generally made through either our internet sites or independent manufacturers' representatives or through our stocking distributor. The majority of our shipments are made directly to our customers, with shipments to our manufacturing representatives and our stocking distributor, accounting for less than 10% of total revenues during both 2004 and the first six months of 2005.

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

    Income Taxes

    We are subject to taxation from federal and state jurisdictions. We spend a significant amount of management time with our annual provision for income taxes and the calculation of resulting deferred tax assets and liabilities. We evaluate liabilities for estimated tax exposures in jurisdictions of operation. Any exposures are settled primarily through the completion of audits within these tax jurisdictions, but can also be affected by other factors. Changes could cause management to find a revision of past estimates appropriate. The liabilities are frequently reviewed by management for their adequacy and appropriateness. As of June 30, 2005, we were not under audit by the U.S. taxing authorities. To the extent audits or other events result in a material adjustment to the accrued estimates, the effect would be recognized during the period of the event. Management believes that an appropriate liability has been established for estimated exposures, though the potential exists for results to vary materially from these estimates.

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

Results of Operations

    Comparison of Results of Operations for the Three Months Ended June 30, 2005 and 2004

    Our revenues increased by $388,678, or 89%, from $438,831 in the second quarter of 2004 to $827,509 in the same period in 2005. Our growth in revenues in the second quarter of 2005 as compared to the same period in 2004 is primarily attributable to repeat orders from our customers, our acquisition of new customers and our continued marketing and e-commerce promotions.

    Our cost of sales increased by $369,405, or 95%, from $387,989 in the second quarter of 2004 to $757,394 in the same period in 2005 and our gross profit increased by $19,272, or 38%, from $50,842 in the second quarter of 2004 to $70,114 in the same period in 2005. The increase in cost of sales was primarily attributable to increased sales of our products. Our gross margins decreased by 27% from 11.6% in the second quarter of 2004 to 8.5% in the same period in 2005. The decrease in our gross margins was primarily attributable to increases in our raw materials costs, in particular, petroleum.

    Total operating expenses decreased by $366,534, or 68%, from $540,365 in the second quarter of 2004 to $173,831 in the same period in 2005. The decrease in operating expenses was primarily due to a decrease of $359,089 in general and administrative expenses in the second quarter of 2005 as compared to the same period in 2004. We believe that our overhead costs have stabilized or will decrease.

    Our net loss decreased by $385,807, or 79%, from $489,523 in the second quarter of 2004 to $103,716 in the same period in 2005. The decrease in our net loss resulted primarily from our increased revenues and the decrease in our general and administrative expenses, as discussed above.

    Comparison of Results of Operations for the Six Months Ended June 30, 2005 and 2004

    Our revenues increased by $741,250, or 81%, from $916,825 in the first six months of 2004 to $1,658,075 in the same period in 2005. Our growth in revenues in the second quarter of 2005 as compared to the same period in 2004 is primarily attributable to repeat orders from our customers, our acquisition of new customers and our continued marketing and e-commerce promotions.

    Our cost of sales increased by $601,236, or 75%, from $798,657 in the first six months of 2004 to $1,399,893 in the same period in 2005 and our gross profit increased by $140,014, or 118%, from $118,168 in the first six months of 2004 to $258,182 in the same period in 2005. The increase in cost of sales was primarily attributable to increased sales of our products. Our gross margins increased by 21% from 12.9% in the first six months of 2004 to 15.6% in the same period in 2005. The increase in our gross margins was primarily attributable to cost savings resulting from grinding our own plastic. We believe that our gross margins will continue to grow as we become more efficient; however, fluctuations in our raw materials costs, and in particular, petroleum, which we may or may not be able to pass along in higher prices to our customers, may significantly impact our future gross margins.

    Total operating expenses decreased by $294,018, or 38%, from $775,480 in the first six months of 2004 to $481,462 in the same period in 2005. The decrease in operating expenses was primarily due to a decrease of $320,064 in general and administrative expenses associated with consulting and investment banking fees paid in the first six months of 2005 as compared to the same period in 2004. We believe that our overhead costs have stabilized or will decrease.

    Our net loss decreased by $434,032, or 66%, from $657,312 in the first six months of 2004 to $223,280 in the same period in 2005. The decrease in our net loss resulted primarily from our increased revenues and improved gross margins as well as our decrease in general and administrative expenses, as discussed above.

Liquidity and Capital Resources

    At June 30, 2005 and December 31, 2004, we had cash of $577,647 and $592,936, respectively. As of those dates, we had a working capital deficit of $588,029 and $481,012, respectively. Cumulative accrued compensation owed to our executive officers reduced our working capital by approximately $997,131 and $892,148 at June 30, 2005 and December 31, 2004, respectively. We are currently experiencing no pressure to pay the accrued compensation from the individuals to whom we owe this compensation as it consists primarily of unpaid salaries of Randy Zych, our Chairman and Chief Executive Officer, and Charles Foerg, our President. However, we plan to pay amounts owed to Messrs. Zych and Foerg as funds become available, but we have committed not to pay these amounts out of the funds obtained from our financing with Laurus Master Fund, Ltd. In addition, we may reduce all or part of this accrued officer compensation liability through issuances of our common stock.

    Cash used in our operating activities totaled $90,158 for the six months ended June 30, 2005 as compared to $127,886 in the same period in 2004.

    Cash provided by our investing activities totaled $93,732 for the six months ended June 30, 2005 as compared to no cash provided by our investing activities for the same period in 2004. The increase in cash provided by our investing activities in the first six months of 2005 as compared to the same period in 2004 resulted from a decrease in the amount of $320,806 in our restricted cash account associated with our financing from Laurus Master Fund, Ltd., which was partially offset by aggregate purchases in the amount of $227,074 of property and equipment.

    Cash used in our financing activities totaled $18,863 for the six months ended June 30, 2005 as compared to cash provided by our financing activities of $175,209 for same period in 2004. We raised $62,000 of the cash provided by our financing activities during the first six months of 2005 from sales of our common stock, which amount was partially offset by a payment of $80,863 on our outstanding notes payable.

    During the six months ended June 30, 2005 and 2004, we financed our operations through cash generated from sales of our products and cash previously raised through private placements of our equity securities.

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

    We have no history of significant revenues, have not been profitable and may experience continued losses. Historically, we have relied upon cash from financing activities to fund all of the cash requirements of our business and have incurred significant losses and experienced negative cash flow. As of June 30, 2005, we had an accumulated deficit of $12.5 million. For the year 2004, we incurred a net loss of $3.3 million and for the year 2003, we incurred a net loss of $711,018. For the year ended December 31, 2002, we incurred a net loss of $2,882,530. We cannot predict when we will become profitable or if we ever will become profitable, and we may continue to incur losses for an indeterminate period of time and may never achieve or sustain profitability. An extended period of losses and negative cash flow may prevent us from successfully selling our plastic pallets.

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

    A portion of the financing we obtained in 2004 has been placed in a restricted cash account and will be released to us over time so long as we are in compliance with our obligations in connection with the financing.

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

    The stock market as a whole and individual stocks, including our common stock, historically have experienced wide price and volume fluctuations. During the six months ended June 30, 2005, the high and low closing bid prices of our common stock were $0.20 and $0.05, respectively. During the year ended December 31, 2004, the high and low closing bid prices of our common stock were $0.33 and $0.13, respectively. The market price of our common stock may exhibit significant fluctuations in the future in response to various factors, many of which are beyond our control, and which include:

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

    As of August 15, 2005, we had outstanding 22,046,070 shares of common stock. We also have outstanding options to purchase up to 9,100,000 shares of our common stock, outstanding warrants to purchase up to 1,125,000 shares of our common stock, and an outstanding convertible term note, the principal portion of which is currently convertible into approximately 10,100,000 shares of our common stock (plus applicable interest, penalties and any anti-dilution adjustments). The shares underlying the convertible term note and the warrants have been registered for resale pursuant to a registration statement and may be sold under the Securities Act. We cannot predict the effect, if any, that future sales of shares of our common stock into the market will have on the market price of our common stock. However, sales of a substantial number of shares of our common stock in the public market, or the perception that sales could occur, could adversely affect the market price of our common stock. Any adverse effect on the market price of our common stock could make it difficult for us to raise additional capital through sales of equity securities at a time and at a price that we deem appropriate.

    Conversion or exercise of our outstanding convertible securities could substantially dilute your investment and the existence of our convertible securities could negatively effect the price of our common stock.

    We have issued a convertible term note that is convertible at prices that are subject to adjustment due to a variety of factors, including the issuance of securities at, or at an exercise or conversion price, less than the current fixed conversion price of $0.24. As of August 15, 2005 the principal portion of the convertible term note was convertible into approximately 10,417,000 shares of our common stock (plus applicable interest, penalties and any anti-dilution adjustments). You could, therefore, experience substantial dilution of your investment as a result of the conversion of our outstanding convertible term note. We also have outstanding options to purchase up to 9,100,000 shares of our common stock and warrants to purchase up to 1,125,000 shares of our common stock that could have a dilutive effect on your shares. The existence of these securities could also mean that an increase in the trading price of a share of our common stock will result in a limited benefit to existing security holders. This possibility could negatively affect the price of our common stock.

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

    As a group, our executive officers and directors beneficially own or control approximately 35% of our outstanding shares of common stock (after giving effect to the exercise of all outstanding vested options exercisable within 60 days from August 15, 2005). As a result, our executive officers and directors, acting as a group, have substantial control over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets, or any other significant corporate transaction. Our executive officers and directors may have interests different than yours. For example, the executive officers and directors may delay or prevent a change in control of our company, even one that would benefit our stockholders, or pursue strategies that are different from the wishes of other investors. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors' perception that conflicts of interest may exist or arise.

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

ITEM 3 - Controls and Procedures

    Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 30, 2005 (the "Evaluation Date"), that the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

    During the three months ended June 30, 2005, there were no changes in our "internal controls over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

    In May 2005, we issued 750,000 shares of common stock valued at $37,000 to a consultant as compensation for services rendered.

    In June 2005, we issued 615,550 shares of common stock to Laurus Master Funds, an accredited investor, in exchange for a reduction of $67,710 in principal plus related interest on our convertible debenture.

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

Item 3 - Defaults Upon Senior Securities

    None.

Item 4 - Submission of Matters to a Vote of Security Holders

    During the quarter ended June 30, 2005, no matters were submitted to a vote of the holders of our securities.

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

                                                        RPM Technologies, Inc.

Dated: August 24, 2005                                         /s/ Randy Zych
                                                        ----------------------
                                                                   Randy Zych
                                                          Chairman, Director,
                                                      Chief Executive Officer
                                                (principal executive officer)


Dated: August 24, 2005                                         /s/ David Lade
                                                        ----------------------
                                                                    David Lade
                                                       Chief Financial Officer
                                                 (principal financial officer)

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