Form 10QSB/A
period 2005-06-30
RPM TECHNOLOGIES INC
filed 2005-09-09
CIK 1099150

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

Item 5.  Other Information.................................................17

Item 6.  Exhibits..........................................................17

Signatures.................................................................18

Exhibits Filed with this Report............................................19

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements


                          RPM Technologies, Inc.
                              Balance Sheets
                     June 30, 2005 and December 31, 2004

                                                 June 30,
                                                   2005          December 31,
                                               (Unaudited)          2004
                                              -------------     -------------
                                  ASSETS
                                  ------
Current Assets
  Cash on hand and in bank                       $   577,647    $   592,936
   Accounts receivable - Trade and Other             419,361        284,963
                                                  ----------     ----------
      Total current assets                           997,008        877,899
                                                  -----------    ----------
Property and Equipment - at cost
   Molds, tools and dies                             876,146        659,889
   Manufacturing Equipment                           224,188        213,371
   Computer equipment                                 18,157         18,157
                                                  ----------     ----------
                                                   1,118,491        891,417
   Accumulated depreciation                         (374,951)      (333,556)
                                                  -----------     ---------
       Net Property and Equipment                    743,540        557,861
                                                  -----------     ---------
Other Assets
   Restricted cash                                 1,416,474      1,737,280
   Assets held for sale                              112,800        112,800
   Pallet handling technology license                 19,853         19,853
                                                  -----------     ---------
       Total Other Assets                          1,549,127      1,869,933
                                                  -----------    ----------
Total Assets                                      $3,289,675    $ 3,305,693
                                                  ===========    ==========

                  LIABILITIES AND SHAREHOLDERS' EQUITY
                  ------------------------------------
Current Liabilities
  Note payable                                    $     40,000    $  50,000
  Accounts payable - trade                             453,205      334,562
  Accrued interest payable                              84,701       82,201
  Accrued officers compensation                        997,131      892,148
                                                   -----------    ---------
    Total Current Liabilities                        1,575,037    1,358,911

Convertible Term Note                                2,419,137    2,500,000
                                                   -----------    ---------
Total Liabilities                                    3,994,174    3,858,911


Shareholders' Equity (Deficit)
  Common stock - $0.001 par value.
    250,000,000 shares authorized.
    20,346,070 and 18,980,520 shares
    issued and outstanding, respectively                20,346       18,981
  Additional paid-in capital                         9,669,574    9,526,200
  Deferred compensation - fair value of
     vested stock options                            2,225,000    2,225,000
  Accumulated deficit                              (12,619,419) (12,301,428)
                                                    ----------   ----------
                                                      (704,499)    (531,247)
                                                    -----------  ----------
  Stock subscription receivable                              0      (21,971)
                                                    ----------- -----------
    Total shareholders' equity (deficit)              (704,499)    (553,218)
                                                    -----------  ----------
 Total Liabilities and Shareholders'
    Equity (Deficit)                              $  3,289,675  $ 3,305,693
                                                  =============  ==========

The accompanying notes are an integral part of these financial statements.

F-1

                            RPM Technologies, Inc.
                  Statements of Operations and Comprehensive Loss
                  Three and Six Months Ended June 30, 2005 and 2004
                                  (Unaudited)

                                                Three months  Three months     Six  months    Six months
                                                    ended         ended           ended         ended
                                                June 30, 2005  June 30, 2004  June 30, 2005  June 30, 2004
                                                -------------  -------------  -------------  -------------
Revenues                                        $   827,509     $438,831      $ 1,658,075      $ 916,825

Cost of Sales                                       757,394      387,989        1,399,893        798,657
                                                   --------     ----------     ------------  -------------
Gross Profit                                         70,115       50,842          258,182        118,168
                                                   --------     ----------     ------------  -------------
Expenses

  Sales and marketing expenses                       51,713       66,850          111,116        119,582
  Payroll and related expenses                       65,766       73,515          134,058        147,030
  General and administrative expenses                60,462      382,551          190,899        473,963
  Interest expense                                   69,902        1,243           98,704          2,493
  Depreciation                                       20,698       16,206           41,395         32,412
                                                    --------     ---------      ------------  ------------
    Total operating expenses                        268,541      540,365          576,172        775,480
                                                   --------      ---------      ------------  ------------
Loss from operations                               (198,426)    (489,523)        (317,990)      (657,312)


Other Income

  Interest income                                     -             -               -               -
                                                   --------     ----------     -----------   -----------
Loss before Income Taxes                           (198,426)    (489,523)        (317,990)      (657,312)

Provision for Income Taxes                            -            -                -               -
                                                   --------     ----------      -----------   -----------
Net Loss                                           (198,426)     (489,523)       (317,990)      (657,312)

Other comprehensive income                            -            -                -               -
                                                  ---------     ---------       -----------   -----------
Comprehensive Loss                               $ (198,426)     (489,523)       $(317,990)    $(657,312)
                                                  ==========    ==========      ============  ===========
Loss per weighted-average share of
  common stock outstanding,
  computed on Net Loss - basic
  and fully diluted                              $  (0.01)      $ (0.03)         $ (0.02)      $ (0.05)
                                                 ----------     --------         ------------  ------------
Weighted-average number of shares
  of common stock outstanding                    19,337,497   14,905,387         19,159,992    14,408,085
                                                 ==========   ==========        ============  ============
            The accompanying notes are an integral part of these financial statements.

                                       RPM Technologies, Inc.
                                     Statements of Cash Flows
                                Six Months Ended June 30, 2005 and 2004

                                          (Unaudited)

                                                        Six months    Six months
                                                          ended         ended
                                                       June 30, 2005  June 30, 2004
                                                       -------------  -------------
Cash Flows from Operating Activities
  Net Loss                                              $(317,990)    $(657,312)
  Adjustments to reconcile net loss to net cash
    provided by operating activities
    Depreciation                                           41,395        32,412
    Consulting fees paid with common stock                 37,000       307,600
    Interest Paid with common stock                        57,710
    (Increase) Decrease in
      Accounts receivable - trade and other              (134,399)      236,155
    Increase (Decrease) in
      Accounts payable and other                          118,643      (148,181)
      Accrued interest payable                              2,500         2,494
      Accrued officers compensation                       104,983        98,946
                                                         ---------      -------
Net cash used in operating activities                     (90,158)     (127,886)


Cash Flows from Investing Activities
  Decrease In Restricted Cash                             320,806            -
  Purchase of property and equipment                     (227,074)           -
                                                         ---------      -------
Net cash provided by investing activities                  93,732            -
                                                         ---------      -------
Cash Flows from Financing Activities
  Principal payments on notes payable                     (80,863)           -
  Proceeds from sales of common stock                      62,000       175,209
                                                         ---------      -------
Net cash provided by (used in) financing activities       (18,863)      175,209
                                                         ---------      -------
Increase (Decrease) in Cash and Cash Equivalents          (15,289)       47,323
Cash and cash equivalents at beginning of period          592,936       316,233
                                                         ---------      -------
Cash and cash equivalents at end of period               $577,647      $363,556
                                                         =========     ========

Supplemental Disclosures of Interest and Income Taxes Paid
  Interest paid during the period                        $ 40,994      $      -
                                                         =========     ========
  Income taxes paid (refunded)                            $      -     $      -
                                                         =========     ========

Supplemental Disclosures of Non-Cash
  Acquisition of pallet handling technology rights
    with common stock                                     $      -     $  2,500
                                                         =========     ========
Supplemental Disclosure of Non-cash Investing
 and Financing Activities section

  Principal & Interest Paid                              $ 98,704      $     -
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

Note F - Property and Equipment

Property and equipment consist of the following components at June 30, 2005 and 2004:

                              June 30,    June 30,
                               2005         2004        Estimated life
                             ----------   --------      --------------
Molds, tools and dies        $876,146     $648,239        10 years
Production equipment          224,188            -        20 years
Computer equipment             18,157       14,000         3 years
                             --------     --------
                            1,118,491      662,239
Accumulated depreciation     (374,951)    (300,178)
                             --------     --------
Net property and equipment   $743,540     $362,061
                             ========     ========

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

The Company's income tax expense (benefit) for the six months ended June 30, 2005 and 2004 differed from the statutory federal rate of 34 percent as follows:

                                                      Six months    Six months
                                                         ended        ended
                                                    June 30, 2005 June 30, 2004
                                                    ------------- -------------
Statutory rate applied to income before income taxes $ (76,000) $ (223,500) Increase (decrease) in income taxes resulting from:
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

    Total operating expenses decreased by $271,824, or 50%, from $540,365 in the second quarter of 2004 to $268,541 in the same period in 2005. The decrease in operating expenses was primarily due to a decrease of $322,089 in general and administrative expenses in the second quarter of 2005 as compared to the same period in 2004. We believe that our overhead costs have stabilized or will decrease.

    Our net loss decreased by $291,097, or 59%, from $489,523 in the second quarter of 2004 to $198,426 in the same period in 2005. The decrease in our net loss resulted primarily from our increased revenues and the decrease in our general and administrative expenses, as discussed above.

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

    Total operating expenses decreased by $199,308, or 26%, from $775,480 in the first six months of 2004 to $576,172 in the same period in 2005. The decrease in operating expenses was primarily due to a decrease of $283,064 in general and administrative expenses associated with consulting and investment banking fees paid in the first six months of 2005 as compared to the same period in 2004. We believe that our overhead costs have stabilized or will decrease.

    Our net loss decreased by $339,322, or 52%, from $657,312 in the first six months of 2004 to $317,990 in the same period in 2005. The decrease in our net loss resulted primarily from our increased revenues and improved gross margins as well as our decrease in general and administrative expenses, as discussed above.

Liquidity and Capital Resources

    At June 30, 2005 and December 31, 2004, we had cash of $577,647 and $592,936, respectively. As of those dates, we had a working capital deficit of $578,029 and $481,012, respectively. Cumulative accrued compensation owed to our executive officers reduced our working capital by $997,131 and $892,148 at June 30, 2005 and December 31, 2004, respectively. We are currently experiencing no pressure to pay the accrued compensation from the individuals to whom we owe this compensation as it consists primarily of unpaid salaries of Randy Zych, our Chairman and Chief Executive Officer, and Charles Foerg, our President. However, we plan to pay amounts owed to Messrs. Zych and Foerg as funds become available, but we have committed not to pay these amounts out of the funds obtained from our financing with Laurus Master Fund, Ltd. In addition, we may reduce all or part of this accrued officer compensation liability through issuances of our common stock.

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

    We have no history of significant revenues, have not been profitable and may experience continued losses. Historically, we have relied upon cash from financing activities to fund all of the cash requirements of our business and have incurred significant losses and experienced negative cash flow. As of June 30, 2005, we had an accumulated deficit of $12.6 million. For the year 2004, we incurred a net loss of $3.3 million and for the year 2003, we incurred a net loss of $711,018. For the year ended December 31, 2002, we incurred a net loss of $2,882,530. We cannot predict when we will become profitable or if we ever will become profitable, and we may continue to incur losses for an indeterminate period of time and may never achieve or sustain profitability. An extended period of losses and negative cash flow may prevent us from successfully selling our plastic pallets.

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

    We have identified a material weakness in our disclosure controls and procedures. Our business and stock price may be adversely affected if we do not remediate this material weakness or if we have other material weaknesses in our disclosure controls and procedures.

    Following their evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that a material weakness in our disclosure controls and procedures existed as of June 30, 2005. As a result of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2005. If we are unable to produce reliable financial reports in a timely manner, investors could lose confidence in our reported financial information, the market price of our stock could decline significantly, we may be unable to obtain financing to operate and expand our business, and our business and financial condition could be harmed.

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

    As of August 29, 2005, we had outstanding 22,046,070 shares of common stock. We also have outstanding options to purchase up to 9,100,000 shares of our common stock, outstanding warrants to purchase up to 1,125,000 shares of our common stock, and an outstanding convertible term note, the principal portion of which is currently convertible into approximately 10,100,000 shares of our common stock (plus applicable interest, penalties and any anti-dilution adjustments). The shares underlying the convertible term note and the warrants have been registered for resale pursuant to a registration statement and may be sold under the Securities Act. We cannot predict the effect, if any, that future sales of shares of our common stock into the market will have on the market price of our common stock. However, sales of a substantial number of shares of our common stock in the public market, or the perception that sales could occur, could adversely affect the market price of our common stock. Any adverse effect on the market price of our common stock could make it difficult for us to raise additional capital through sales of equity securities at a time and at a price that we deem appropriate.

    Conversion or exercise of our outstanding convertible securities could substantially dilute your investment and the existence of our convertible securities could negatively effect the price of our common stock.

    We have issued a convertible term note that is convertible at prices that are subject to adjustment due to a variety of factors, including the issuance of securities at, or at an exercise or conversion price, less than the current fixed conversion price of $0.24. As of August 29, 2005 the principal portion of the convertible term note was convertible into approximately 10,417,000 shares of our common stock (plus applicable interest, penalties and any anti-dilution adjustments). You could, therefore, experience substantial dilution of your investment as a result of the conversion of our outstanding convertible term note. We also have outstanding options to purchase up to 9,100,000 shares of our common stock and warrants to purchase up to 1,125,000 shares of our common stock that could have a dilutive effect on your shares. The existence of these securities could also mean that an increase in the trading price of a share of our common stock will result in a limited benefit to existing security holders. This possibility could negatively affect the price of our common stock.

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

    As a group, our executive officers and directors beneficially own or control approximately 35% of our outstanding shares of common stock (after giving effect to the exercise of all outstanding vested options exercisable within 60 days from August 29, 2005). As a result, our executive officers and directors, acting as a group, have substantial control over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets, or any other significant corporate transaction. Our executive officers and directors may have interests different than yours. For example, the executive officers and directors may delay or prevent a change in control of our company, even one that would benefit our stockholders, or pursue strategies that are different from the wishes of other investors. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors' perception that conflicts of interest may exist or arise.

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

ITEM 3 - Controls and Procedures

    Evaluation of Disclosure Controls and Procedures

    We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2005, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2005, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness described below.

    Management has identified the following material weakness which has caused management to conclude that, as of June 30, 2005, our disclosure controls and procedures were not effective at the reasonable assurance level:

    We were unable to meet our requirements to timely file our Forms 10-Q for the quarterly periods ended June 30, 2005 and March 31, 2005. Management evaluated, in the third quarter of 2005 and as of June 30, 2005, the impact of our inability to timely file periodic reports with the Securities and Exchange Commission on our assessment of our disclosure controls and procedures and concluded, in the third quarter of 2005 and as of June 30, 2005, that the control deficiency that resulted in the inability to timely make these filings represented a material weakness.

    Remediation of Material Weakness

    We have begun reviewing, commencing in the third quarter of 2005, our financial reporting processes to ascertain changes necessary to ensure that our periodic reports are filed timely. We also intend, in 2005 as necessary, to implement enhancements to our financial reporting processes, including increased training of our finance and accounting staff regarding financial reporting requirements.

    Management expects that the remediation described above will remediate the material weakness described above by the due date of our 2005 Annual Report on Form 10-KSB in March 2006. Management is unable, however, to estimate our expenditures associated with this remediation.

    Changes in Internal Control over Financial Reporting

    The changes noted above are the only changes during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.


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

                                                        RPM Technologies, Inc.

Dated: September 9, 2005                                       /s/ Randy Zych
                                                        ----------------------
                                                                   Randy Zych
                                                          Chairman, Director,
                                                      Chief Executive Officer
                                                (principal executive officer)


Dated: September 9, 2005                                        /s/ David Lade
                                                        ----------------------
                                                                    David Lade
                                                       Chief Financial Officer
                                                 (principal financial officer)

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