Form 10QSB
period 2005-09-30
RPM TECHNOLOGIES INC
filed 2005-12-07
CIK 1099150

<pre>
                        U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington D.C.  20549

                                     FORM 10-QSB

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2005

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

Issuer's telephone number: 708-679-0002

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(b) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past
90 days.[X] Yes [ ]No

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: December 5, 2005: 22,896,070

Transitional Small Business Disclosure Format (check one):  YES       NO X

  Indicate by check whether the registrant filer (as defined in Rule 12b-2
of the Exchange Act). Yes   No X

  Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act). Yes   No X

--------------------------------------------------------------------------------

                              RPM Technologies, Inc.
                 Form 10-QSB for the Quarter ended September 30, 2005

                                TABLE OF CONTENTS

                        PART I - FINANCIAL INFORMATION

                                                                         Page
                                                                         ----
Item 1.  Financial Statements...............................................1

Item 2.  Management's Discussion and Analysis or Plan of Operation..........9

Item 3.  Controls and Procedures...........................................24

                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.................................................25

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.......25

Item 3.  Defaults Upon Senior Securities...................................26

Item 4.  Submission of Matters to a Vote of Security Holders...............26

Item 5.  Other Information.................................................26

Item 6.  Exhibits..........................................................26

Signatures.................................................................27

Exhibits Filed with this Report............................................28

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements


                          RPM Technologies, Inc.
                              Balance Sheets
                     September 30, 2005 and December 31, 2004

                                               September 30,
                                                   2005          December 31,
                                               (Unaudited)          2004
                                              -------------     -------------
                                  ASSETS
                                  ------
Current Assets
  Cash on hand and in bank                       $   430,246    $   592,936
   Accounts receivable - Trade and Other             369,258        284,963
   Pallet Inventory                                    8,620
                                                  ----------     ----------
      Total current assets                           808,124        877,899
                                                  -----------    ----------
Property and Equipment - at cost
   Molds, tools and dies                             910,146        659,889
   Production Equipment                              224,189        213,371
   Computer equipment                                 18,157         18,157
                                                  ----------     ----------
                                                   1,152,492        891,417
   Accumulated depreciation                         (395,648)      (333,556)
                                                  -----------     ---------
       Net Property and Equipment                    756,844        557,861
                                                  -----------     ---------
Other Assets
   Restricted cash                                 1,429,181      1,737,280
   Assets held for sale                              112,800        112,800
   Pallet handling technology license                 19,853         19,853
                                                  -----------     ---------
       Total Other Assets                          1,561,834      1,869,933
                                                  -----------    ----------
Total Assets                                      $3,126,802    $ 3,305,693
                                                  ===========    ==========

                  LIABILITIES AND SHAREHOLDERS' EQUITY
                  ------------------------------------
Current Liabilities
  Note payable                                    $     50,000    $  50,000
  Accounts payable - trade                             292,337      334,562
  Accrued interest payable                              55,953       82,201
  Accrued officers compensation                      1,056,293      892,148
                                                     ---------    ---------
    Total Current Liabilities                        1,454,583    1,358,911

Convertible Term Note                                2,393,705    2,500,000
                                                   -----------    ---------
Total Liabilities                                    3,848,288    3,858,911


Shareholders' Equity (Deficit)
  Common stock - $0.001 par value.
    250,000,000 shares authorized.
    22,396,070 and 18,980,520 shares
    issued and outstanding, respectively                22,396       18,981
  Additional paid-in capital                         9,747,024    9,526,200
  Deferred compensation - fair value of
     vested stock options                            2,225,000    2,225,000
  Accumulated deficit                              (12,715,906) (12,301,428)
                                                    ----------   ----------
                                                      (721,486)    (531,247)
                                                    -----------  ----------
  Stock subscription receivable                              0      (21,971)
                                                    ----------- -----------
    Total shareholders' equity (deficit)              (721,486)    (553,218)
                                                    -----------  ----------
 Total Liabilities and Shareholders'
    Equity (Deficit)                              $  3,126,802  $ 3,305,693
                                                  =============  ==========

The accompanying notes are an integral part of these financial statements.

                            RPM Technologies, Inc.
                  Statements of Operations and Comprehensive Loss
                  Three and Nine Months Ended September 30, 2005 and 2004
                                  (Unaudited)

                                                Three months   Three months    Nine  months    Nine months
                                                    ended         ended           ended           ended
                                                Sept. 30, 2005 Sept. 30, 2004  Sept. 30, 2005  Sept. 30, 2004
                                                -------------- -------------- --------------- ----------------
Revenues                                        $   543,972     $687,763      $ 2,202,047      $1,607,588
Cost of Sales                                       401,664      595,786        1,801,557       1,394,443
                                                -----------    -----------    -------------  -------------
Gross Profit                                        142,308       91,977          400,490         213,145
                                                -----------    -----------    -------------  -------------
Expenses
  Sales and marketing expenses                       76,360       45,324          187,476        164,906
  Payroll and related expenses                       73,092       73,514          207,150        220,544
  General and administrative expenses                92,014      286,860          282,913        760,823
  Interest expense                                   28,343        4,979           75,337          7,472
  Depreciation                                       20,697       16,206           62,092         48,618
                                                    --------     ---------      ------------  ------------
    Total operating expenses                        290,506      426,883          814,968      1,202,363
                                                   --------      ---------      ------------  ------------
Loss from operations                               (148,198)    (334,906)        (414,478)      (989,218)

Other Income
  Interest income                                     -             -               -               -
                                                   --------     ----------     -----------   -----------
Loss before Income Taxes                           (148,198)    (334,906)        (414,478)      (989,218)

Provision for Income Taxes                            -            -                -               -
                                                   --------     ----------      -----------   -----------
Net Loss                                           (148,198)    (334,906)        (414,478)      (989,218)

Other comprehensive income                            -            -                -               -
                                                  ---------     ---------       -----------   -----------
Comprehensive Loss                               $ (148,198)    (334,906)       $(414,478)    $(989,218)
                                                  ==========    ==========      ============  ===========
Loss per weighted-average share of
  common stock outstanding,
  computed on Net Loss - basic
  and fully diluted                               $  (0.01)      $ (0.02)         $ (0.02)      $ (0.06)
                                                  ----------     --------        ------------  ------------
Weighted-average number of shares
  of common stock outstanding                    21,459,113    19,304,008         20,002,064    16,093,680
                                                 ==========    ==========        ============  ============

            The accompanying notes are an integral part of these financial statements.



                                            RPM Technologies, Inc.
                                            Statements of Cash Flows
                                Nine Months Ended September 30, 2005 and 2004
                                                  (Unaudited)

                                                        Nine months    Nine months
                                                           ended          ended
                                                      Sept. 30, 2005  Sept. 30, 2004
                                                      --------------  --------------
Cash Flows from Operating Activities
  Net Loss                                              $(414,478)    $(992,218)
  Adjustments to reconcile net loss to net cash
    provided by operating activities
    Depreciation                                           62,092        48,618
    Consulting fees paid with common stock                 82,500       683,083
    Interest Paid with common stock                        57,710
    (Increase) Decrease in
      Accounts receivable - trade and other              (84,295)        82,011
      Inventory Activities                                (8,620)       (53,001)
      Prepaid expenses                                         0        (11,959)
   Increase (Decrease) in
      Accounts payable and other                          (42,225)       81,397
      Accrued interest payable                            (26,248)        3,754
      Accrued officers compensation                       164,145       148,999
                                                          ---------      -------
Net cash used in operating activities                    (209,419)       (9,316)

Cash Flows from Investing Activities
  Decrease In Restricted Cash                             308,099            0
  Purchase of property and equipment                     (261,075)     (290,000)
                                                         ---------     ---------
Net cash provided by (used in) investing activities        47,024      (290,000)
                                                         ---------      -------
Cash Flows from Financing Activities
  Proceeds from convertible notes                               0       676,000
  Principal payments on notes payable                     (96,295)            0
  Cash paid to acquire capital                                  0      (109,500)
  Proceeds from sales of common stock                      96,000        90,000
                                                         ---------      -------
Net cash provided by (used in) financing activities          (295)      656,500
                                                         ---------      -------
Increase (Decrease) in Cash and Cash Equivalents         (162,690)      357,184
Cash and cash equivalents at beginning of period          592,936       316,233
                                                         ---------     ---------
Cash and cash equivalents at end of period               $430,246      $673,417
                                                         =========     ========

Supplemental Disclosures of Interest and Income Taxes Paid
  Interest paid during the period                        $207,880      $      -
                                                         =========     ========
  Income taxes paid (refunded)                            $      -     $ 3,718
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

6.  Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. At September 30, 2005 and 2004, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization.

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

As of September 30, 2005 and 2004, the Company had outstanding stock options to acquire up to 9,100,000 and 4,100,000 shares of common stock of the Company, respectively, and outstanding stock warrants to acquire up to 2,125,000 and no shares of common stock of the Company, respectively, and the Company's outstanding stock options and warrants are anti-dilutive due to the Company's net operating loss position.

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

Note E - Concentrations of Credit Risk

The Company maintains its cash accounts in a financial institution subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company is entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During the nine months ended September 30, 2005 and 2004, the Company maintained deposits in various financial institutions with credit risk exposures in excess of statutory FDIC coverage. The Company incurred no losses during 2004 or 2003, or subsequent thereto, as a result of any unsecured bank balance.

Note F - Property and Equipment

Property and equipment consist of the following components at September 30, 2005 and 2004:

                            Sept. 30,    Sept. 30,
                               2005         2004        Estimated life
                             ----------   --------      --------------
Molds, tools and dies        $910,146     $648,239        10 years
Production equipment          224,189           -         20 years
Computer equipment             18,157       14,000         3 years
                             --------     --------
                            1,152,492      662,239
Accumulated depreciation     (395,648)    (267,766)
                             --------     --------
Net property and equipment   $756,844     $394,473
                             ========     ========

Depreciation expense for the nine months ended September 30, 2005 and 2004 was $62,092 and $48,618, respectively.

Note G - Note Payable

                                                Sept. 30,    Sept. 30,
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

Approximately $2,200,000 of the proceeds of the convertible term note were placed in a restricted cash account subject to the terms of the Restricted Account Agreement and the Letter Agreement the Company entered into with the Note Purchaser in connection with the financing. As of September 30, 2005, approximately $1,429,181 remained in this restricted cash account. These funds are under the control of the Note Purchaser until released to the Company pursuant to the Letter Agreement.

Of the $2.5 million, $1.2 million has been released to the Company. Of the $2.5 million, $1.4 million of the proceeds of the convertible term note remain in a restricted cash account subject to the terms of a Restricted Account Agreement and a Letter Agreement the Company entered into with Laurus in connection with the financing. These funds are under the control of Laurus until they are released to the Company pursuant to the Letter Agreement and will not be released to the Company unless it has reduced the outstanding principal amount of the secured convertible note (other than amounts still in the restricted cash account) to zero. In that event, amounts equal to outstanding principal subsequently converted into common stock will be released to the Company until all funds have been released. None of the unreleased funds described above will be released if the Company is in default of its obligations under the financing. It is possible that the Company will never obtain control of some or all of the proceeds held in the restricted cash account.

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

The Company's income tax expense (benefit) for the nine months ended September 30, 2005 and 2004 differed from the statutory federal rate of 34 percent as follows:

                                                     Nine months   Nine months
                                                        ended         ended
                                                  Sept. 30, 2005 Sept. 30, 2004
                                                  -------------- --------------
Statutory rate applied to income before income taxes  $ (118,500)   $(337,000)
Increase (decrease) in income taxes resulting from:
    State income taxes    -     -
    Other, including reserve for deferred tax asset
    and application of net operating loss carryforward   118,500      337,000
                                                      ----------- -------------
      Income tax expense                               $     -    $     -

Temporary differences, consisting primarily of statutory deferrals of expenses for pre-operations interest expense, research and development expenses and start-up costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of September 30, 2005 and 2004:


                                                   Sept. 30, 2005 Sept. 30, 2004
                                                   ------------- ---------------
      Deferred tax assets
        Net operating loss carryforwards             $2,234,500    $1,160,000
        Less valuation allowance                     (2,234,500)   (1,160,000)
                                                     -----------   -----------
      Net Deferred Tax Asset                         $        -    $       -

For each of the nine ended September 30, 2005 and 2004 the valuation allowance increased by the approximate following amounts over the previously reported balances for the years ended December 31, 2004 and 2003:
$398,500 and $(166,000), respectively.

  RPM Technologies, Inc.
  Notes to Financial Statements - Continued

Note I - Income Taxes - continued

For each of the nine months ended September 30, 2005 and 2004 the valuation allowance increased by the approximate following amounts over the previously reported balances for the years ended December 31, 2004 and 2003:
$356,000 and $34,000, respectively.

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

As of September 30, 2005 and 2004 the Company had accrued approximately $1,056,293 and $805,160, respectively, in earned but unpaid officer compensation.

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

Note K - Related Party Transactions

The Company conducts many executive office functions from the separate personal offices of Randy Zych, its Chairman, and Charles Foerg, its President. No formal lease agreement exists for the use of these offices. During the nine months ended September 30, 2005 and 2004, the Company paid these officers an aggregate of approximately $56,200 and $50,000, respectively, for the use of these offices and as reimbursement of Company expenses paid by these individuals on behalf of the Company.

Item 2 - Management's Discussion and Analysis or Plan of Operation

    The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes included elsewhere in this report. This report contains forward-looking statements, including statements concerning future conditions in the plastic pallet industry, and concerning our future business, financial condition, operating strategies, and operational and legal risks. We use words like "believe," "expect," "may," "will," "could," "estimate," "continue," "anticipate," "intend," "future," "plan" or variations of those terms and other similar expressions, including their use in the negative, to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as to our expectations as of the date of this report. These forward-looking statements are subject to a number of risks and uncertainties, including those identified under "Risk Factors" below. Although we believe that the expectations reflected in these forward-looking statements are reasonable, actual industry conditions, and actual conditions and results in our business, could differ materially from those expressed in these forward-looking statements. In addition, none of the events anticipated in the forward-looking statements may actually occur. Any of these different outcomes could cause the price of our common stock to decline substantially. Except as required by law, we undertake no duty to update any forward-looking statement after the date of this report, either to conform any statement to reflect actual results or to reflect the occurrence of unanticipated events.

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

    Revenue Recognition

    We derive revenues primarily from the sale of standard and customer-specific products and services of plastic pallets. Our revenues occasionally include nonrecurring engineering revenues related to the development of customer-specific products. Sales of our products are generally made through either our internet sites or independent manufacturers' representatives or through our stocking distributor. The majority of our shipments are made directly to our customers, with shipments to our manufacturing representatives and our stocking distributor, accounting for less than 10% of total revenues during both 2004 and the first nine months of 2005.

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

    Income Taxes

    We are subject to taxation from federal and state jurisdictions. We spend a significant amount of management time with our annual provision for income taxes and the calculation of resulting deferred tax assets and liabilities. We evaluate liabilities for estimated tax exposures in jurisdictions of operation. Any exposures are settled primarily through the completion of audits within these tax jurisdictions, but can also be affected by other factors. Changes could cause management to find a revision of past estimates appropriate. The liabilities are frequently reviewed by management for their adequacy and appropriateness. As of September 30, 2005, we were not under audit by the U.S. taxing authorities. To the extent audits or other events result in a material adjustment to the accrued estimates, the effect would be recognized during the period of the event. Management believes that an appropriate liability has been established for estimated exposures, though the potential exists for results to vary materially from these estimates.

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

Results of Operations

    Comparison of Results of Operations for the Three Months Ended September 30, 2005 and 2004

    Our revenues decreased by $143,791, or 21%, from $687,763 in the third quarter of 2004 to $543,972 in the same period in 2005. This decrease in revenues in the third quarter of 2005 as compared to the same period in 2004 is primarily attributable to an extraordinary increase in petroleum costs that has affected virtually all markets. The increase in petroleum costs has caused us to increase our prices. In the event that the price of petroleum stabilizes or declines from existing levels, we do not expect any further slow down in orders in future quarters as a result of the price of petroleum.

    Our cost of sales decreased by $194,122, or 32%, from $595,786 in the third quarter of 2004 to $401,664 in the same period in 2005 and our gross profit increased by $50,331, or 55%, from $91,977 in the third quarter of 2004 to $142,308 in the same period in 2005. The decrease in cost of sales was primarily attributable to decreased sales of our products. Our gross margins increased from 13% in the third quarter of 2004 to 26% in the same period in 2005. The increase in our gross margins was primarily attributable to manufacturing cost savings resulting from less dependence on out-sourcing because we now grind own plastic. We believe that our gross margins will continue to grow as we become more efficient; however, fluctuations in our raw materials costs, and in particular, petroleum, which we may or may not be able to pass along in higher prices to our customers, may significantly impact our future gross margins.

    Total operating expenses decreased by $136,377, or 32%, from $426,883 in the third quarter of 2004 to $290,506 in the same period in 2005. The decrease in operating expenses was primarily due to a decrease of $194,846 in general and administrative expenses in the third quarter of 2005 as compared to the same period in 2004 which was primarily due to our decreased expenses for outside consultants and professional services. We also believe that our overhead costs have stabilized or will decrease.

    Our net loss decreased by $186,708, or 44%, from $334,906 in the third quarter of 2004 to $148,198 in the same period in 2005. The decrease in our net loss resulted primarily from our increased our profit margins and the decrease in our general and administrative expenses, as discussed above.

    Comparison of Results of Operations for the Nine Months Ended September 30, 2005 and 2004

    Our revenues increased by $594,459, or 37%, from $1,607,588 in the first nine months of 2004 to $2,202,047 in the same period in 2005. Our growth in revenues in the first nine months of 2005 as compared to the same period in 2004 is primarily attributable to repeat orders from our customers, our acquisition of new customers and our continued marketing and e-commerce promotions as well as introduction of new products.

    Our cost of sales increased by $407,114, or 29%, from $1,394,443 in the first nine months of 2004 to $1,801,557 in the same period in 2005 and our gross profit increased by $187,345, or 88%, from $213,145 in the first nine months of 2004 to $400,490 in the same period in 2005. The increase in cost of sales was primarily attributable to increased sales of our products. Our gross margins increased from 13% in the first nine months of 2004 to 18% in the same period in 2005. The increase in our gross margins was primarily attributable to cost savings resulting from grinding our own plastic. We believe that our gross margins will continue to grow as we become more efficient; however, fluctuations in our raw materials costs, and in particular, petroleum, which we may or may not be able to pass along in higher prices to our customers, may significantly impact our future gross margins.

    Total operating expenses decreased by $387,395, or 32%, from $1,202,363 in the first nine months of 2004 to $814,968 in the same period in 2005. The decrease in operating expenses was primarily due to a decrease of $477,910 in general and administrative expenses predominantly associated with consulting and investment banking fees paid in the first nine months of 2005 as compared to the same period in 2004. We believe that our overhead costs have stabilized or will decrease.

    Our net loss decreased by $574,740, or 58%, from $989,218 in the first nine months of 2004 to $414,478 in the same period in 2005. The decrease in our net loss resulted primarily from our improved gross margins as well as our decrease in general and administrative expenses, as discussed above.

Liquidity and Capital Resources

    At September 30, 2005 and December 31, 2004, we had cash of $430,246 and $592,936, respectively. As of those dates, we had a working capital deficit of $646,459 and $481,012, respectively. Cumulative accrued compensation owed to our executive officers reduced our working capital by $1,056,293 and $892,148 at September 30, 2005 and December 31, 2004, respectively. We are currently experiencing no pressure to pay the accrued compensation from the individuals to whom we owe this compensation as it consists primarily of unpaid salaries of Randy Zych, our Chairman and Chief Executive Officer, and Charles Foerg, our President. However, we plan to pay amounts owed to Messrs. Zych and Foerg as funds become available, but we have committed not to pay these amounts out of the funds obtained from our financing with Laurus Master Fund, Ltd. In addition, we may reduce all or part of this accrued officer compensation liability through issuances of our common stock.

    Cash used in our operating activities totaled $209,419 for the nine months ended September 30, 2005 as compared to $9,316 in the same period in 2004.

    Cash provided by our investing activities totaled $47,024 for the nine months ended September 30, 2005 as compared to $290,000 used in our investing activities for the same period in 2004.

    Cash used in our financing activities totaled $295 for the nine months ended September 30, 2005 as compared to cash provided by our financing activities of $656,500 for same period in 2004. We raised $96,000 of the cash provided by our financing activities during the first nine months of 2005 from sales of our common stock, which amount was fully offset by a payment of $96,295 on our outstanding notes payable.

    During the nine months ended September 30, 2005 and 2004, we financed our operations through cash generated from sales of our products and cash previously raised through private placements of our equity securities.

    On July 9, 2004, we completed a financing transaction with Laurus whereby Laurus purchased from us a secured convertible term note and warrants to purchase up to an aggregate of 1,125,000 shares of our common stock in exchange for up to $2.5 million in cash. Of the $2.5 million, $1.1 million has been released to us and $1.4 million of the proceeds of the convertible term note remain in a restricted cash account subject to the terms of a Restricted Account Agreement and a Letter Agreement we entered into with Laurus in connection with the financing. These funds are under the control of Laurus until they are release to us under the Letter Agreement. The remaining $1.4 million will not be released to us unless we have reduced the outstanding principal amount of the secured convertible note (other than amounts still in the restricted cash account) to zero. In that event, amounts equal to outstanding principal subsequently converted into common stock will be released to us until all funds have been released. None of the funds described above will be released to us if we are in default of our obligations under the financing. It is possible that we will never obtain control of some or all of the proceeds held in the restricted account. If this happens, our business could be materially and adversely affected.

    The secured convertible term note bears interest at an annual rate equal to the prime rate published from time to time in The Wall Street Journal plus 3%. However, amounts held in the restricted account bear interest at 1% per annum until released to us. The initial conversion price of the secured convertible term note is equal to $0.24 per share, and is subject to adjustment under certain circumstances, including if we make certain issuances of stock in the future at a price below the $0.24 per share conversion price.

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

    We have no history of significant revenues, have not been profitable and may experience continued losses. Historically, we have relied upon cash from financing activities to fund all of the cash requirements of our business and have incurred significant losses and experienced negative cash flow. As of September 30, 2005, we had an accumulated deficit of $12.7 million. For the year 2004, we incurred a net loss of $3.3 million and for the year 2003, we incurred a net loss of $711,018. For the year ended December 31, 2002, we incurred a net loss of $2,882,530. We cannot predict when we will become profitable or if we ever will become profitable, and we may continue to incur losses for an indeterminate period of time and may never achieve or sustain profitability. An extended period of losses and negative cash flow may prevent us from successfully selling our plastic pallets.

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

    Our success depends, to a significant extent, upon the continued services of Randy Zych, who is our Chief Executive Officer and Chairman of the Board, and Charles Foerg, who is our President, Secretary and Treasurer. For example, Messrs. Zych and Foerg have developed key personal relationships with our suppliers and subcontract manufacturers. We greatly rely on these relationships in the conduct of our operations and the execution of our business strategies. The loss of either or both of Messrs. Zych and Foerg could, therefore, result in the loss of our favorable relationships with one or more of our suppliers or subcontract manufacturers. Although we have entered into employment agreements with these executive officers, those agreements are of limited duration and are subject to early termination at the executive officer's option under certain circumstances. In addition, we do not maintain "key person" life insurance covering the lives of Mr. Zych or Mr. Foerg. The loss of Mr. Zych or Mr. Foerg could significantly delay or prevent the achievement of our business objectives and therefore have a material adverse affect on our business. We have identified a material weakness in our disclosure controls and procedures. Our business and stock price may be adversely affected if we do not remediate this material weakness or if we have other material weaknesses in our disclosure controls and procedures. Following their evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that a material weakness in our disclosure controls and procedures existed as of September 30, 2005. As a result of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2005. If we are unable to produce reliable financial reports in a timely manner, investors could lose confidence in our reported financial information, the market price of our stock could decline significantly, we may be unable to obtain financing to operate and expand our business, and our business and financial condition could be harmed.

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

    On July 9, 2004, we completed a financing transaction with Laurus Master Fund, Ltd., or Laurus, whereby Laurus purchased from us a secured convertible term note and warrants to purchase up to 1,125,000 shares of our common stock in exchange for up to $2.5 million in cash. Of the $2.5 million, $1.2 million has been released to us with some portion paid back by us. Of the $2.5 million, $1.4 million of the proceeds of the convertible term note remain in a restricted cash account subject to the terms of a Restricted Account Agreement and a Letter Agreement we entered into with Laurus in connection with the financing. These funds are under the control of Laurus until they are released to us pursuant to the Letter Agreement. In that event, amounts equal to outstanding principal subsequently converted into common stock will be released to us until all funds have been released. None of the funds described above will be released to us if we are in default of our obligations under the financing. It is possible that we will never obtain control of some or all of the proceeds held in the restricted account. If this happens, our business could be materially and adversely affected. It is possible that we will never obtain control of some or all of the proceeds held in the restricted account. If this happens, our business could be materially and adversely affected.

    Our common stock price is subject to significant volatility, which could result in substantial losses for investors and in litigation against us.

    The stock market as a whole and individual stocks, including our common stock, historically have experienced wide price and volume fluctuations. During the nine months ended September 30, 2005, the high and low closing bid prices of our common stock were $0.19 and $0.05, respectively. During the year ended December 31, 2004, the high and low closing bid prices of our common stock were $0.33 and $0.13, respectively. The market price of our common stock may exhibit significant fluctuations in the future in response to various factors, many of which are beyond our control, and which include:

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

    As of December 5, 2005, we had outstanding 22,396,070 shares of common stock. We also have outstanding options to purchase up to 9,100,000 shares of our common stock, outstanding warrants to purchase up to 1,125,000 shares of our common stock, and an outstanding convertible term note, the principal portion of which, including amounts in a restricted cash account, is convertible into approximately 10,100,000 shares of our common stock (plus applicable interest, penalties and any anti-dilution adjustments). The shares underlying the convertible term note and the warrants have been registered for resale pursuant to a registration statement and may be sold under the Securities Act. We cannot predict the effect, if any, that future sales of shares of our common stock into the market will have on the market price of our common stock. However, sales of a substantial number of shares of our common stock in the public market, or the perception that sales could occur, could adversely affect the market price of our common stock. Any adverse effect on the market price of our common stock could make it difficult for us to raise additional capital through sales of equity securities at a time and at a price that we deem appropriate.

    Conversion or exercise of our outstanding convertible securities could substantially dilute your investment and the existence of our convertible securities could negatively effect the price of our common stock.

    We have issued a convertible term note that is convertible at prices that are subject to adjustment due to a variety of factors, including the issuance of securities at, or at an exercise or conversion price, less than the current fixed conversion price of $0.24. As of December 5, 2005 the principal portion of the convertible term note, including amounts in a restricted cash account, was convertible into approximately 10,100,000 shares of our common stock (plus applicable interest, penalties and any anti- dilution adjustments). You could, therefore, experience substantial dilution of your investment as a result of the conversion of our outstanding convertible term note. We also have outstanding options to purchase up to 9,100,000 shares of our common stock and warrants to purchase up to 1,125,000 shares of our common stock that could have a dilutive effect on your shares. The existence of these securities could also mean that an increase in the trading price of a share of our common stock will result in a limited benefit to existing security holders. This possibility could negatively affect the price of our common stock.

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

    As a group, our executive officers and directors beneficially own or control approximately 30% of our outstanding shares of common stock (after giving effect to the exercise of all outstanding vested options exercisable within 60 days from December 5, 2005). As a result, our executive officers and directors, acting as a group, have substantial control over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets, or any other significant corporate transaction. Our executive officers and directors may have interests different than yours. For example, the executive officers and directors may delay or prevent a change in control of our company, even one that would benefit our stockholders, or pursue strategies that are different from the wishes of other investors. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors' perception that conflicts of interest may exist or arise.

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

ITEM 3 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

    We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2005, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2005, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness described below.

    Management has identified the following material weakness which has caused management to conclude that, as of September 30, 2005, our disclosure controls and procedures were not effective at the reasonable assurance level:

    We were unable to meet our requirements to timely file our Forms 10-QSB for the quarterly periods ended June 30, March 31, and September 30, 2005. Management evaluated, in the third quarter of 2005 and as of September 30, 2005 the impact of our inability to timely file periodic reports with the Securities and Exchange Commission on our assessment of our disclosure controls and procedures and concluded, in the third quarter of 2005 and as of September 30, 2005, that the control deficiency that resulted in the inability to timely make these filings represented a material weakness.

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

    Changes in Internal Control over Financial Reporting

    Our review of and enhancements to our financial reporting process, as noted above, are the only changes during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

                        PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

    None.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

    In July 2005, we issued 1,000,000 shares of common stock valued at $37,000 to Lone Wolf Business Services, a consultant as compensation for services rendered.

    In August 2005, we issued 200,000 shares of common stock valued at $8,000 to P & L Trading Co., a consultant as compensation for services rendered.

    In September 2005, we issued 850,000 shares of common stock to an accredited investor in exchange for $34,000 in cash.

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

Item 3 - Defaults Upon Senior Securities

    None.

Item 4 - Submission of Matters to a Vote of Security Holders

    During the quarter ended September 30, 2005, no matters were submitted to a vote of the holders of our securities.

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

                                                        RPM Technologies, Inc.

Dated: December 7, 2005                                       /s/ Randy Zych
                                                        ----------------------
                                                                   Randy Zych
                                                          Chairman, Director,
                                                      Chief Executive Officer
                                                (principal executive officer)


Dated: December 7, 2005                                        /s/ David Lade
                                                        ----------------------
                                                                    David Lade
                                                       Chief Financial Officer
                                                 (principal financial officer)

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