Form 10KSB
period 2005-12-31
RPM TECHNOLOGIES INC
filed 2006-04-12
CIK 1099150

<pre>
===============================================================================
                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(MARK ONE)
 [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 For the fiscal year ended December 31, 2005     OR

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

                       Issuer's telephone number: (708) 668-7400

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

Check whether the issuer is not required to file reports pursuant to Section 13
or 15(d) of the Exchange Act. Yes [   ]  No [ X ]

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes [ X ]  No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes [   ]  No [ X ]

The issuer's revenue for the twelve months ended December 31, 2005 was $2,862,253.

The aggregate market value of the voting common equity held by non-affiliates of the registrant computed by reference to the closing sale price of the common equity on April 10, 2006 was approximately $4.0 million. The registrant has no outstanding non-voting common equity.

As of April 10, 2006, the number of shares outstanding of the registrant's only class of common stock was 28,596,070.

Transitional Small Business Disclosure Format (check one): Yes [   ]  No [ X ]

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

ITEM 1.  DESCRIPTION OF BUSINESS.

Overview

    We were incorporated in Delaware on April 10, 1996 under the name Mann Enterprise, Inc. On March 17, 2000, Mann Enterprise acquired RPM Technologies, Inc., a Colorado corporation ("RPM Colorado"), in a stock- for-stock exchange transaction. RPM Colorado had been engaged in the business of developing, producing and marketing plastic pallets since its inception in December 1997. On April 17, 2000, RPM Colorado was merged with and into Mann Enterprise. Immediately following the merger, Mann Enterprise changed its name to RPM Technologies, Inc.

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

    At our direction, these manufacturers utilize a proprietary processing system to produce strong, durable and cost-effective plastic pallets. Our pallets are made from recycled plastic and overcome many of the drawbacks associated with wood pallets, such as limited durability, heaviness, the causing of injuries by splintered wood and nails, and environmental issues.

    The demand for and sales of our plastic pallet products is increasing. As of the date of this report, we have received orders from and delivered product to customers that include Toyota, Goodyear, Dow Chemical, Exxon- Mobil, the United States Department of Defense, the National Guard, the United States Department of Forestry, Wm. Wrigley Jr. Company, Kraft, Sara Lee, Armstrong World, Smurfit-Stone, General Dynamics, Black & Decker, Fuji Film, Baxter Laboratories, Romer, Pollack Paper, Lee Carpet, Bechtel Power, Organic Valley, Transgeonomic, Numatech Industries, Unisea, Leader Manufacturing, Cyber Power Systems, Rockwell International, North American, Biokyowa, Georgia Pacific and others. We have also received product sales inquiries from potential customers located in Canada, Europe and the Middle East.

    We continue to promote our line of material-handling products through internet marketing and promotion with numerous different optimized websites, each directed to a specific market segment. These websites include: www.rpmplasticpallets.com, www.rpmtechnologiesinc.com, www.pallet- container-quotes.com, www.shelving-quotes.com, www.locker-quotes.com, www.pallet-rack-stack-racks.com, www.plastic-pallets-usa.biz, www.plastic- pallets.com, www.plastic-pallets.org, www.plastic-pallets-use.info and www.plastic-pallets-usa.ws. In the future we may add new variations of the suffixes, "usa," "us," "com," "biz," "org," "net," "info," "us" and "ws."

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

    We believe we have developed a breakthrough in the technology and production of a non-slip custom plastic pallet and we further believe that we are the first to bring such a product to the market. This pallet features a unique surface technology designed to virtually eliminate sliding or shifting during transport of goods placed on the pallet. These pallets are offered in two popular sizes: 48" x 48" and 40" x 48".

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

Our Solution

    We develop, produce, market and sell plastic pallets and other material-handling products throughout the United States, Canada and South America. We believe that we are strongly positioned in the marketplace because of the following:

        o our processing and manufacturing advantages over other plastic pallet producers;
        o   our products' advantages over wood pallets; and
        o the long-term cost advantages of our pallets compared to both wood pallets and other plastic pallets.

Processing and Manufacturing Advantages

    We believe that we are capable of providing a lower-priced plastic pallet than our competitors because:

        o we subcontract our manufacturing in rural areas where utility costs are lower;
        o   we subcontract pallets at a fixed cost;
        o we specify that our molder use only recycled plastic resins, which are considerably less expensive than new resin;
        o   our designs feature lightweight construction, which translates into less cost per pallet  because of lower resin content;
        o   our blend of recycled resins and additives contributes to
            predictable and consistent quality of our pallets; and
        o   our state-of-the-art molding equipment improves cycle-time efficiency.

    We believe that our manufacturing process provides us with a competitive advantage because it allows us to accept raw materials in a variety of forms. Our ability to use raw materials from a variety of sources increases the likelihood that an abundant supply of low-cost raw materials will continue to exist. We believe that this makes our manufacturing process more cost-effective because it enables our subcontract manufacturers to accept raw materials in a variety of forms, including regrind, post-industrial scrap, post-consumer plastic, post-institutional recyclable plastic, and off-grade new resin. Quality control is also assured by an ongoing measurement of resin content, confirming that each batch conforms to our resin specifications.

    We believe the conversion feature of our nestable pallet also reduces our costs. The conversion feature enables our nestable pallet to be easily transformed into a rackable pallet by the addition of one component. The tops and bottoms are approximately the same size and are locked into position with a simple snap-lock appendage creating a rackable pallet. This convertibility reduces mold costs and facilitates improved production time, thereby increasing profit margins.

    Our pallets are based upon proprietary designs that enable molders to accept and process most high-density plastic materials. A thermoplastic additive, developed by independent scientists, enables the amalgamation of chemically incompatible polymers. The additive acts as a catalyst to make commingled dissimilar polymers compatible, which would normally have little or no affinity for each other. The additive also reduces melt viscosity and acts as a wetting agent for inorganic substances. The additive is purchased by our contract manufacturers, which use the additive in molding the pallets. We have no legal rights to the additive. Because additives with similar attributes to the one used by our contract manufacturers are readily available, we believe that we are not heavily dependent on this particular additive.

    Tests on the thermoplastic additive that we have performed under laboratory conditions have indicated a marked improvement in bonding. The additives we use enable polymers to be molded at lower processing temperatures and also serve as a filler or extender to thermoplastics, thereby lowering the cost of the end product. We also believe that the additive permits a significant reduction in raw material and processing costs, while producing an end product that we believe has superior strength and durability.

    We and our subcontract manufacturers keep abreast of developments in the additive field and evaluate new additives to determine their effectiveness and applicability to our manufacturing processes.

    We own six extrusion molds, which are used to manufacture components for our custom-size plastic pallets. These extrusion molds include plastic runners, deck-boards and rounds. Management, in conjunction with our consulting engineers, has identified other markets and applications for these plastic runners, deck-boards and rounds. While still in the development stage, numerous non-pallet applications for plastic components appear to be a promising adjunct to our plastic-parts business.

    We operate a 12,000 square foot resin processing center in Park Forest, Illinois. This facility is fully equipped with heavy-duty grinding and processing machinery and equipment. The facility recycles post-industrial and post-consumer plastic scrap. The majority of reground plastic produced in the form of high-density polyethylene (HDPE) and polypropylene (PP) flake is supplied to our contract manufacturers who produce our plastic pallets and custom plastic lumber. The facility has a capacity of processing approximately 10 million pounds of plastic scrap annually. Resin not used in the manufacture of our products is sold to other plastic product manufacturers, which defrays some of our costs to operate the facility and has the potential to generate additional profits or reduce our losses.

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

    Our plastic pallets are user friendly. In addition to being lightweight, our plastic pallets are designed and molded to eliminate sharp edges, burrs and other protuberances that make wood pallets difficult to handle and may result in worker injuries. Some shippers require that two workmen handle a wood pallet. Splintering, gouging, or puncture wounds from nails or sharp edges are eliminated by utilization of our plastic pallets.

    Additionally, our plastic pallets are environmentally friendly and we contribute to the nation's recycling efforts. The use of plastic allows us to recycle older pallets and save on disposal costs. Wood pallets deplete our forests and present a serious disposal problem for many communities.

    Finally, our plastic pallets are more sanitary than wood pallets. Wood pallets have been identified as harboring vermin, bacteria and insects. For this reason, many countries have passed regulations requiring the costly treatment of certain wood pallets before they can be exported to these countries. Our pallets do not harbor pests and can be used for export to these countries without extra treatment. In addition, our pallets resist contamination and can be easily cleaned. Our pallets are also scuff- resistant and do not leech, absorb odors or lose color.

Long-Term Cost Advantages

    Sales of plastic pallets have not significantly penetrated the overall pallet market, due in large part to their cost. Heavy-duty plastic pallets typically cost between $45.00 and $100.00, whereas new heavy-duty wood pallets typically cost approximately $20.00 and less sturdy wood pallets typically cost between $5.00 and $11.00. Based upon results of our surveys of plastic pallet manufacturers' websites conducted in 2005, we believe that the prices of our pallets, which range between $15.00 and $39.00, are significantly below the industry average.

    With an average selling price of $15.00 or less per pallet, depending on the quantity ordered, our nestable pallet competes directly with grade one wood pallets and is considerably less expensive than most plastic pallets currently being produced. This is also true for our rackable pallet. When evaluating total pallet cost, our plastic pallet initially costs more than wood pallets but can be used for many more trips. We believe that our pallet is ideal for closed-loop shipping where a pallet is used for multiple trips before being discarded. For example, we believe that a grade one wood pallet, which typically costs about $10.00, is used in approximately seven trips before disposal, repair or recycling is required. Heavy-duty plastic pallets, as currently manufactured, have a useful life of approximately 75 trips. Because our plastic pallets have a useful life approximately ten times longer than grade one wood pallets, our plastic pallets offer significantly lower cost per use.

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

        o Continue to outsource manufacturing while gradually establishing an internal manufacturing facility. Our strategic decision to outsource the manufacturing of our pallets has assisted us in keeping start-up costs to a minimum while we developed our products. We plan to continue to outsource the production of our pallets until we are prepared to establish our own production facility. As a first step to the establishment of our own production facility, we have leased an office building with sufficient space to serve as a production facility as well as our corporate headquarters. This facility includes grinding equipment with which we can grind post-industrial and post-consumer plastic products for use in connection with the manufacturing of our pallets. Over time we intend to add presses to our production facility that will enable internal production of our pallets.

        o Continue to promote our products. In addition to establishing further relationships with agents and distributors, we intend to extend our marketing activities through direct mail programs, trade organizations, trade journals and website promotions, among other activities. See "Business - Sales and Marketing."

        o Emphasize marketing to closed-loop shippers. Due to the durability of our pallets, we are ideally situated to target the closed-loop shipping market. See "Business-Competition."

        o Continue to develop new products to meet our customers' needs. We are currently working to introduce three new pallets to the market, as well as a non-slip pallet that we expect to largely reduce the drawback of slippage which can be associated with plastic pallets. In addition, we continue to look for ways to reduce costs sufficiently to produce a low-cost one way plastic pallet capable of competing with low-cost wood pallets in the one-way shipping market.

        o Continue to target environmentally-conscious customers. Because our plastic pallets are more environmentally-friendly than wood pallets, we intend to continue to target entities that are particularly conscious about protecting the environment, including many governmental agencies.

Competition

   We compete directly with domestic and, to some extent, foreign manufacturers of wood and plastic pallets. We compete mainly on the basis of price per use and, to a lesser degree, on the basis of the superior environmental and safety advantages of our pallets. Despite the competitive advantages that we believe we possess, the market for plastic and wood pallets and the market for materials handling products and related services are both extremely competitive. There are also no substantial barriers to entry to these markets.

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

    One of the major competitive obstacles we face is the predominance of wood pallet use. Most shippers that use low-cost pallets for one-way shipping are primarily concerned with initial pallet cost. The initial cost of a low-cost wood pallet is typically far less than the initial cost for a plastic pallet. Thus, we cannot currently compete effectively in the one- way market segment. However, we believe that we compete successfully in the market for closed-loop shippers who use higher-quality grade one wood pallets. A "closed-loop" is a shipping and warehousing environment where pallets are shipped from a central warehouse or distribution center to outlets and returned to the same central warehouse for re-use rather than disposal. Because closed-loop shippers can use pallets many times, their primary concern is the cost per use for pallets. Because plastic pallets have a useful life of approximately 10 times that of grade one wood pallets, the cost per use of plastic pallets is often lower than the cost per use of wood pallets. The cost per use for plastic pallets is further reduced by recycling. Damaged pallets that are to be returned to us are stockpiled in a central warehouse and eventually picked up by us to be recycled. The closed-loop distributor receives recycle credits on future orders for damaged pallets returned to us. Because of the competitive advantage of plastic pallets when a shipper's primary concern is cost per use, we intend to continue to focus our marketing efforts on closed-loop distributors that benefit most from long pallet life.

    We believe that we can capture a significant market share of the low-cost wood pallet market if and when we are able to produce a pallet directly competitive with inexpensive wood pallets. We believe this can be achieved as we develop and process less expensive recycled resins and composites. We are currently engaged in a study that utilizes otherwise unusable waste material and we are testing this material to determine if it will be a viable substitute for high density polyethylene or polypropylene. If this is the case, we believe that we may be able to reduce raw material costs, which typically account for 60% to 70% of a pallet's cost, and offer a plastic pallet competitive with low-cost new and used wood pallets. We are continuing our research and development in this area and hope to have developed solutions by the end of 2006.

    Another obstacle that we must overcome is the long-term relationships that existing wood pallet manufacturers have developed with their customers. These relationships will require us to focus on marketing RPM Technologies as a long-term supplier of materials handling products and a reliable source for pallet requirements.

Our Products and Services

    Pallets come in a wide range of shapes and sizes, depending on their purpose and use. However, the grocery industry, which we believe accounts for approximately one-third of the demand for new pallets, uses a standard 40" x 48" pallet. This has essentially become the standard pallet size in most industries in the United States.

    Block edge, rackable pallets are heavy-duty pallets with nine blocks between the pallet decks that allow true four-way entry by forklifts, pallet trucks, and pallet jacks. These types of pallets are often used to transport goods from manufacturers to distribution centers where they are racked. Nestable pallets are easily converted into rackable pallets through the addition of an easily added single component. So-called "feet" are added to nestable pallets to create rackable pallets that can be easily stacked. Nestable pallets are often used to transport goods between distribution centers and retail stores.

    We currently offer the following types of pallets for sale to markets throughout North America:

        o HEAVY DUTY NESTABLE PALLET. This pallet measures 40" x 48," has a static load capacity of 10,000 pounds and a dynamic load capacity of 2,400 pounds. One-piece construction maximizes durability and ease of use with true four-way forklift and pallet jack entry. This plastic pallet is nestable at a 2:1 ratio.

        o PLASTIC UTILITY PALLET. This all-purpose pallet measures 40" x 48," has a static load capacity of 15,000 pounds and a dynamic load capacity of 2,500 pounds.

        o RACKABLE PALLET. This pallet measures 40" x 48," has a static load capacity of 15,000 pounds and a dynamic load capacity of 3,000 pounds.

    We have the capability of producing, through our subcontract manufacturers, other high-grade, low-cost plastic pallets in most common pallet sizes and configurations, including both rackable and nestable pallets. Our recycled plastic pallets can be made to specification, including color variations and logo inscription. These modifications typically result in approximately a 10% surcharge. Special standard features can include a non-slip surface and bottom texture to reduce pallet sliding and shifting loads. An interlocking, nesting feature saves space and facilitates easier shipping and storage. Strategically placed drainage holes enable easy cleaning. Our pallets do not have certain undesirable characteristics such as susceptibility to leeching, color-transfer and odor retention.

    In 2005, we introduced a new rackable pallet designed specifically for the pharmaceutical industry and we are still in the design and engineering stages of additional new pallet designs.

    We also manufacture custom-size pallets made of plastic stringers and deck boards. These pallets can be made in sizes of up to 90" in length and width. Components for our custom-size plastic pallets are produced from extrusion and compression molds. We acquired ten extrusion molds to produce this custom line.

    We believe that we will continue to benefit from the adoption by many countries of ISPM 15, an international standard imposed upon exporters to such countries using soft-wood packaging materials. ISPM 15 requires wood packaging, including wood pallets, made from raw wood to be heat treated or fumigated to reduce the risk of introduction and/or spread of pests. These requirements increase the cost and reduce the desirability of using wood pallets for export to countries that have adopted ISPM 15 or similar regulations. Since March 2002, when ISPM 15 was finalized, approximately 120 countries have adopted it or similar regulations, including the United States, Canada, Mexico, New Zealand, Korea, China, and all of the European Union nations.

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

Operations

    We do not currently own or operate any manufacturing facilities. However, we plan to lease a manufacturing facility prior to the end of 2006. Manufacturing and assembly of our pallets is currently being handled by Polytec Manufacturing, Inc., or Polytec, located in Wheaton, Minnesota, and ERP Inc., or ERP, located in Liberty City, Iowa. Both companies have large- scale production facilities, with the appropriate presses and equipment to produce our pallets. We own the pallet molds and specify the resin used in production.

    Our contractual relationships with Polytec and ERP are, we believe, customary in the plastic molding industry and enable us to utilize other subcontract manufacturers at any time. Contacts with manufacturers throughout the United States also allow us greater flexibility in providing delivery and shipping savings to potential clients located in diverse areas. Polytec, ERP and others from whom we have received quotes have agreed to manufacture our pallets at a fixed price per pallet. Polytec and ERP have provided firm quotes to manufacture our pallets, but we do not have a formal binding contracts with either of these companies, which we believe is normal and customary in the molding industry.

    Subcontract manufacturing has significantly reduced our start-up costs. However, a disadvantage of subcontract manufacturing is that we do not have complete control over the manufacturing process or the manufacturing facility. Our inability to oversee unique client demands could compromise our manufacturing. In the event that we face these problems, we intend to resolve them by providing our existing molds to other subcontract manufacturers to serve our manufacturing needs. We believe there are other subcontract manufacturers that are ready, willing and able to replace our existing subcontract manufacturers should the need arise.

    We currently lease a building that serves as our corporate headquarters as well as an operational, plastic grinding and plastic wood pallet assembly facility. We are using the facility primarily to grind post-consumer and post-industrial plastics, which are used in the production of our pallets.

    Polytec and ERP order raw materials that we specify as appropriate for molding our products. There is no shortage of recyclable material and no shortage is anticipated. Major recyclers, large hospital companies, local governments, major manufacturers and other public and private organizations have expressed interest in providing raw materials to us. The volume of plastics these organizations generate far exceeds our current requirements. These materials are purchased at rates ranging from $0.05 to $0.32 per pound. In some cases, these materials are obtained at no charge, with costs limited to cartage and processing.

Proprietary Technology

    Our manufacturing and plastic pallet processing systems and our development efforts involve confidential operating systems and procedures, which we consider proprietary information owned by us. This proprietary information is not considered by us to be capable of patent protection.

    We believe that we have intellectual property rights in our pallet processing system, although we have no verification of these rights, and we cannot give any assurances that we can withstand or defend against any infringement of these rights. These rights are protected by non-disclosure and non- competition agreements, which have been executed by our sales agents, distributors and employees. The material terms of these agreements prohibit divulging marketing strategies, names of prospects and customers or manufacturing or operational techniques or procedures to any third-party without our written consent.

    Our pallets are based upon proprietary designs that enable molders to accept and process most high-density plastic materials. A thermoplastic additive, developed by independent scientists, enables the amalgamation of chemically incompatible polymers. The additive acts as a catalyst to make commingled dissimilar polymers compatible, which would normally have little or no affinity for each other. The additive also reduces melt viscosity and acts as a wetting agent for inorganic substances. The additive is purchased by our contract manufacturers, which use the additive in molding the pallets. We have no legal rights to the additive. Because additives with similar attributes to the one used by our contract manufacturer are readily available, we believe that we are not heavily dependent on this particular additive.

    Tests on the thermoplastic additive that we have performed under laboratory conditions have indicated a marked improvement in bonding. The additives we use enable polymers to be molded at lower processing temperatures and also serve as a filler or extender to thermoplastics, thereby lowering the cost of the end product. We also believe that the additive permits a significant reduction in raw material and processing costs, while producing an end product that we believe has superior strength and durability.

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

    All of our sales agents and distributors are independent contractors who have signed our standard independent contractor's agreement. They bear all expenses, unless otherwise agreed and are paid commissions that range from 5% to 10% of gross sales. The term of our agreements with our independent contractors is normally five years. We can cancel the agreement at any time for non-performance with no obligation of any kind other than paying commissions on sales made prior to the cancellation of the agreement.

    All sales agents and distributors are expected to adhere to our selling and pricing strategies, including maintaining the confidentiality of our price list, which provides pricing for various classes of buyers. In the future, we may provide each distributor with a protected territory and refer all queries from prospects within a territory to the appropriate distributor.

    In 2005, we implemented the following marketing activities:

    o produced a video presentation of our pallets, featuring their characteristics and benefits, summarizing test results, and showing our pallets subjected to a variety of in-use tests; computer-generated graphics, in tape and CD-ROM formats, show our pallets in actual application situations; this video presentation will be part of the sales kit used by sales agents and our management in making sales presentations;

    o joined certain trade organizations that serve the material handling industry, and participated in national and international trade shows;

    o conducted an in-house telemarketing program to contact prospective pallet buyers; leads generated from this medium were referred to the appropriate sales agents and distributors;

    o prepared a number of technical bulletins and manuals that present and illustrate the key features of our pallets;

    o implemented a customer service department that provides technical information; and continued extensive promotion of our websites.

    Our growth in custom plastic pallet sales may necessitate the enlargement of or obtaining a new facility with additional capabilities. This may require us to install new molds and extrusion lines in our Park Forest facility which would automate the production and assembly of plastic components under our direct control. These enhancements, if they occur, are expected to reduce costs, increase operating efficiency and improve our quality control. Custom-size plastic pallet sales have increased principally among exporters that had previously used wood but are now required to switch to alternative materials due to requirements imposed by approximately 90 foreign countries.

Recycle Program

    We have established a recycle program in an effort to increase sales.
Under this program, we grant credit to customers who return unusable or damaged pallets. When we deliver new pallets to a client in truckload quantities, we agree to accept and dispose of the customer's unusable plastic pallets, irrespective of the condition of such pallets. Because an unusable plastic pallet possesses valuable resin content, plastic pallets can be recycled by regrinding and remolding. To determine the amount of credit provided to a customer, we estimate the current market price for un- ground plastic parts and deduct the freight charges to ship it to a grinder. We then credit the customer with a portion of the balance, which is valid on the customer's next order.

Trial Order Program

    To generate new sales, we permit potential new customers to participate in our trial order program. This program is offered to large pallet users who want to try our pallets in actual warehouse conditions before committing to a larger purchase. Under the program, we conditionally sell the prospective customer a small number of pallets at the truckload price. The prospective customer pays for the trial order only if the customer orders additional pallets. If the prospective customer decides against ordering additional pallets, there is no charge for the initial order and we retrieve the sample pallets.

Expansion Plans - Plastic Roofing Products

    We plan to expanded our operations to produce plastic roofing tiles and subcontract manufacture these tiles from a major compression molding company. We believe that our plastic roofing products will be a viable alternative to more expensive traditional roofing products. We expect our plastic roofing products to be priced lower than wood shake, slate and clay tiles and we expect to price our plastic roofing products competitively with other alternative roofing materials. We believe that our plastic roofing tiles are considerably more durable than wood, slate or barrel tiles made from traditional materials. Our plastic roofing tiles have a life expectancy of approximately 50 years, whereas natural tiles have a life expectancy of approximately 20 years.

    We also intend to offer a variety of roofing profiles and colors, including customization options, to satisfy diverse requests. We plan to initially offer simulated slate in six colors, simulated cedar slate in four colors, simulated Spanish tile in three colors, and simulated flat cement thatch in five colors.

    We believe that traditional roofing products are generally either attractive or safe, but not both. We believe that our roofing products combine these two desirable characteristics and we aim to position our products with distributors and suppliers, contractors and builders, architects, and end-consumers as high-quality, durable, environmentally- friendly products that add beauty and safety to virtually any structure at a competitive price.

    Industry Demand

    We believe that the demand for plastic roofing materials is increasing faster than the demand for traditional roofing materials. A greater than 50% increase in demand for plastic roofing products is expected by 2010, whereas the entire roofing industry is expected to increase by 20% during the same period. We believe that the demand for plastic roofing products is currently, and will continue to be, bolstered in part by the continued emphasis on the use of recycled materials. The EPA has raised recycling goals and has focused on the construction industry. The EPA's target states with the largest recycling rates include California, New York, Minnesota, Florida and Texas.

    Our Plastic Roofing Products

    We intend to employ a proprietary substrate that can be molded into four primary roofing products: simulated slate, simulated cedar shake, barrel tile and flat tile. We expect that all of our plastic roofing tile products will be manufactured from recycled plastic material in a process that creates products that we believe are superior to all presently-employed roofing products. We believe that these products are superior for the following reasons:

    o    extreme fire and flame resistance;

    o    superior impact resistance;

    o    high durability;

    o    absolute water resistance;

    o    aesthetic beauty based upon castings of hand selected virgin products;

    o    ease of installation;

    o    light-weight, negating extra structural engineering costs;

    o    qualify for discounts from major insurance companies; and

    o heat reduction through reflection of up to 75% of the sun's heat, which in turn reduces the need for expensive extra insulation in certain climates and reduces other costs.

    No additional structural engineering is necessary for the installation of our plastic roofing tiles and we believe that our roofing materials will not only reduce costs for homeowners but also for contractors as a result of the reduced cost of labor and materials.

    We plan to offer a variety of roofing profiles and colors, including the following:

    SIMULATED SLATE. Our simulated slate tiles are cast from natural slate and are expected to be available in black, charcoal, gray, brown, red and green colors. Our simulated slate tiles are 12 x 18 inches and weigh approximately
2.0 lbs. per tile. We believe that our simulated slate tiles are beautiful and cannot be differentiated from genuine slate tiles except upon close examination.

    SIMULATED CEDAR SHAKE. Our simulated cedar shake tiles are cast from multiple patterns of genuine cedar shake and are expected to be available in pewter, charcoal, brown and weathered gray colors. We believe that we have obtained the natural beauty of real wood with these tiles. The length of this tile is 24 inches and our simulated cedar shake tiles are expected to be available in 5-, 7- and 12-inch widths weighing approximately 1.5, 2.0 and 3.0 lbs. per tile, respectively.

    SIMULATED SPANISH TILE. Our simulated Spanish tiles provide Mediterranean styling with all the beauty and durability of genuine clay tiles, but with greater ease of installation, and are expected to be available in terra cotta, brown and black colors. Our simulated Spanish tiles are 16.5 x 13 inches and weigh approximately 3.0 lbs. per tile.

    SIMULATED FLAT CEMENT THATCH. Our simulated flat cement thatch tiles are designed to offer the beautiful, aged look of old-world split tile roofs and are expected to be available in black, gray, red, brown and green colors.

    We plan to have each of our simulated tile products tested to produce a Class A fire rating. In addition, we plan to have each of our simulated tile products tested to produce a Class 4 impact rating, except for our simulated Spanish tile product, which we plan to have tested to produce a Class 3 impact rating. We expect that the durability and fire-resistance ratings of our simulated tile products may reduce insurance premiums for the owners of homes and buildings that utilize these products.

    Environmental Considerations

    We believe that environmental considerations will favorably influence our ability to succeed. We estimate that the recycling business is a $240 billion industry. The EPA has raised recycling goals for 2005 and we expect that even higher goals will be set in the future. In order to achieve its goals, the EPA is emphasizing the use of recycled materials employed in the construction of private and public structures.

    Many states, such as California, are restricting or limiting the use of wood roofing tiles due to susceptibility to fire and their contribution to the depletion of natural resources. Recycled plastic roofing tiles can be used in lieu of wood products and are less susceptible to fire.

    Sales and Marketing

    We intend to market our plastic roofing products to the following four distinct groups:

    DISTRIBUTORS AND SUPPLIERS. We believe that distributors and suppliers are an excellent resource to display and feature our plastic roofing products. We believe that distributors and suppliers have key connections within the construction industry and that they can provide numerous sales opportunities for our products. We have already contacted two major distributors in Florida and both have indicated an interest in buying our products when and if they are readied for large-scale production and use.

    CONTRACTORS AND BUILDERS. Contractors and builders have the power to exert influence over their clients regarding the type of roof to be chosen. We expect to focus on contractors and builders in the geographic areas where we expect to initially market our products: the South, the West and in Florida. By exposing our products to contractors and builders and increasing demand for our products within this group, we expect to also increase demand for our products with distributors and suppliers.

    ARCHITECTS. We believe that architects represent an excellent potential sales resource. Architects are often able to designate materials used in their structures and, in addition to the core benefits of our plastic roofing products, we hope to interest architects in unusual and modern roofs for commercial and professional buildings. We believe that architects can be marketed to through advertisements in trade-related publications. In marketing to architects, we would expect to direct advertisements and information to the various geographical areas where our sales activity is heaviest or where we are focusing our marketing efforts.

    END CONSUMERS. Establishing long-term relationships with homeowners is an important goal. Most modern residential roofs need replacement within a 20-year period. Targeting homeowners and building owners is important for our future as many homeowners and building owners will be in a position to utilize our products in the future.

    We expect to initiate direct mail campaigns, print advertising, website communications and memberships in appropriate industry and other related associations such as the Western States Roofing Contractor's Association, the Florida Roofing and Sheet Metal Contractors Association, the National Roofing Contractors Association and others. We anticipate that our print advertising programs will include a product sample affixed to a printed advertisement. We also anticipate that our direct mail campaigns will target select groups, such as distributors and suppliers, contractors and builders, architects and end consumers in an area-by-area launch program. We plan to have the mailing program contain an informational packet, product samples, price lists and advertising reprints of magazines or other advertising that we have circulated. We estimate that we will commence these campaigns within several months following insurance approvals and certification of our plastic roofing products from the International Council of Building Officials.

    We intend to advertise in select industry magazines such as Builder Magazine, Roofing Contractor Magazine, Roofing/Siding/Insulation Magazine, Environmental Design + Construction Magazine and Architectural West. We expect that the focus of our advertisements will be the advantages our products offer over traditional roofing products and our competitors' alternative roofing products.

    We plan to develop a website that is distinct from our existing plastic pallet websites. We expect to include detailed descriptions and features of our line of alternative roofing products, the methods for ordering them and pricing information. We also expect to include methods for obtaining samples of these products and actual photos of roofs of homes and buildings that employ our products.

Competition

    There are a number of companies selling alternative roofing products. For example, we believe that CoStar Group, Inc. offers only slate and cedar slate alternative roofing products while Royal Building Products, Crowe Building Products, Amcraft Building Products and US Century offer only slate alternative roofing products. As noted above, we plan to initially offer simulated slate in six colors, simulated cedar slate in four colors, simulated Spanish tile in three colors, and simulated flat cement thatch in five colors. We believe that our planned initial offering of our plastic roofing products will provide much-needed variety to the alternative roofing products market.

    We expect to be able use only recycled materials to manufacture our roofing products. We believe that, although our direct competitors in this segment use some recycled materials, they frequently use virgin plastic which we believe results in higher prices without any discernable benefit.

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

ITEM 2. DESCRIPTION OF PROPERTY.

    Our corporate office space under lease is located at 24001 S. Western Avenue, Park Forest, Illinois 60466. At this 12,000 square foot location, we also process and grind plastic scrap, which is used in the manufacture of our products. This facility also serves as a warehouse to store our custom plastic pallet components. We lease this facility under a five-year lease that requires monthly base rental payments of $4,200 per month for the first three years, $4,700 per month for the next year and $5,200 per month for the final year of the lease term. In addition, we conduct many executive office functions from the separate personal offices of Randy Zych, our Chairman and Chief Executive Officer, and Charles Foerg, our President. No formal lease agreement exists for the use of these offices. During 2005 and 2004, we paid these officers an aggregate approximately $103,900 and $70,800, respectively, for the use of these offices and for the reimbursement of expenses paid personally by these officers on our behalf. We believe that our facilities are adequate for our needs for the near future.

ITEM 3. LEGAL PROCEEDINGS.

    We are subject to legal proceedings, claims and litigation arising in the ordinary course of business. While the amounts claimed may be substantial, the ultimate liability cannot presently be determined because of considerable uncertainties that exist. Therefore, it is possible that the outcome of those legal proceedings, claims and litigation could adversely affect our quarterly or annual operating results or cash flows when resolved in a future period. However, based on facts currently available, management believes such matters will not adversely affect our financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    During the quarter ended December 31, 2005, no matters were submitted to a vote of our security holders.

                                   PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    Our common stock trades on the OTC Bulletin Board under the symbol "RPMM." The table below shows, for each fiscal quarter indicated, the high and low closing bid prices of our common stock. This information has been obtained from Pink Sheets LLC, a research service company that compiles quote information reported on the National Association of Securities Dealers composite feed or other qualified interdealer quotation medium. The prices shown reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

                                                              High       Low
                                                             --------  --------
Year Ended December 31, 2004:
  First Quarter..........................................      $0.55      $0.28
  Second Quarter.........................................       0.60       0.16
  Third Quarter..........................................       0.43       0.16
  Fourth Quarter.........................................       0.33       0.13

Year Ended December 31, 2005:
  First Quarter..........................................      $0.28      $0.14
  Second Quarter.........................................       0.15       0.05
  Third Quarter .........................................       0.09       0.04
  Fourth Quarter.........................................       0.19       0.04

    As of April 10, 2006, we had 28,596,070 shares of common stock outstanding and held of record by approximately 600 shareholders. Within the holders of record of our common stock are depositories such as Cede & Co. that hold shares of stock for brokerage firms which, in turn, hold shares of stock for beneficial owners. On April 10, 2006, the last reported sale price of our common stock on the OTC Bulletin Board was $0.15 per share.

    We have never paid cash dividends on our common stock and do not currently intend to pay cash dividends on our common stock in the foreseeable future. We are restricted from paying dividends on our common stock under state law and under the terms of our outstanding convertible term note. We currently anticipate that we will retain any earnings for use in the continued development of our business.

Recent Sales of Unregistered Securities

    In May 2005, we issued 750,000 shares of common stock valued at $82,875 to a consultant as compensation for services rendered.

    In June 2005, we issued 615,550 shares of common stock to Laurus Master Fund, Ltd., an accredited investor, in exchange for a reduction of $67,710 in principal plus related interest on our convertible debenture.

   In July 2005, we issued 1,000,000 shares of common stock valued at $68,000 to a consultant as compensation for services rendered.

    In August 2005, we issued 200,000 shares of common stock valued at $13,600 to a consultant as compensation for services rendered.

    In September 2005, we issued 850,000 shares of common stock to an accredited investor in exchange for $34,000 in cash.

    In November 2005, we issued 500,000 shares of common stock valued at $42,450 to a consultant as compensation for services rendered.

    In November 2005, the Company issued 750,000 shares of common stock to an accredited investor upon the exercise of an option for an aggregate exercise price of $15,000, which was paid in cash.

    In December 2005, the Company issued 950,000 shares of common stock to an accredited investor upon the exercise of an option for an aggregate exercise price of $20,000, which was paid in cash.

    Exemption from the registration provisions of the Securities Act of 1933 for the transactions described above is claimed under Section 4(2) of the Securities Act of 1933, among others, on the basis that such transactions did not involve any public offering.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

    The following discussion and analysis should be read in conjunction with our financial statements and notes to financial statements and the information included under the caption "Risk Factors" included elsewhere in this report. Except for historical information, the following discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions and our current beliefs regarding revenues we might earn if we are successful in implementing our business strategies. See "Special Note Regarding Forward-Looking Statements" for further information regarding forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements as a result of a number of factors, many of which are beyond our control, including those factors discussed under "Risk Factors" and other headings in this report, which could, among other things, cause the price of our common stock to fluctuate substantially.

Overview

    We are engaged in the business of developing, producing through subcontract manufacturers, marketing and selling plastic pallets and other material-handling products throughout the United States, Canada and South America. We subcontract the manufacture of our plastic pallets to large injection, extrusion and compression molders on a competitive bid basis. These manufacturers are also selected on the basis of their equipment and manufacturing capabilities. We supply them with the molds and resins that we have developed for specific product applications.

    We have established a formal corporate headquarters and a production facility where we assemble some of our plastic pallets. We purchased equipment that enables us to grind post-industrial and post-consumer plastic products used in the production of our plastic pallets. We do not presently have the proceeds sufficient for us to purchase enough molding equipment and presses to fully enable us to produce our plastic pallets internally. Therefore we will to continue to outsource the manufacturing of our plastic pallets until we raise additional capital enabling us to purchase extra molds and presses.

    Our main method of selling our plastic pallets and other material handling products is currently through our websites. Our websites include: www.rpmplasticpallets.com, www.rpmtechnologiesinc.com, www.pallet- container-quotes.com, www.shelving-quotes.com, www.locker-quotes.com, www.pallet-rack-stack-racks.com, www.plastic-pallets-usa.biz, www.plastic- pallets.com, www.plastic-pallets.org, www.plastic-pallets-usa.info and www.plastic-pallets-usa.ws. In the future, we may add new variations of the suffixes, "usa," "us," "com," "biz," "org," "net," "info," "us" and "ws."

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

    We also sell our plastic pallets and other material handling products through sales agents and distributors. We currently have contractual relationships with five agents and/or distributors based primarily in the Midwest and Southeast regions of the United States and we intend to develop further relationships with agents and distributors in other locations as our business grows.

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

    The proportion of our accounts receivable to our accounts payable and the expected maturity of these balance sheet items is an important measure of our financial condition. We attempt to manage our accounts receivable and accounts payable to focus on cash flows in order to generate cash sufficient to fund our day-to-day operations and satisfy our liabilities. Typically, we prefer that accounts receivable are matched in duration to, or collected earlier than, accounts payable. If accounts payable are either out of proportion to, or due far in advance of, the expected collection of accounts receivable, we will likely use our cash on hand.

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

Revenue Recognition

    We derive revenues primarily from the sale of standard and custom plastic pallets. Our revenues occasionally include nonrecurring engineering revenues related to the development of customer-specific products. Sales of our products are generally made through either our internet site or independent manufacturers' representatives or through our stocking distributor. The majority of our shipments are made directly to our customers, with shipments to our manufacturing representatives and our stocking distributor, accounting for less than 10% of total revenues during 2005.

    Revenues from the sale of standard and customer-specific products are recognized when title to the products passes to the buyer. Revenues from our distributor are recognized when the product is sold to the distributor. Our distribution agreements provide for selling prices that are fixed at the date of sale, although we occasionally offer price concessions, which are specific, of a fixed duration and are reserved for in our financial statements. Further, the distributor is obligated to pay the amount and it is not contingent on reselling the product; the distributor takes title to the product and bears substantially all of the risks of ownership; the distributor has economic substance; we have no significant obligations for future performance to bring about resale; and the amount of future returns can be reasonably estimated. We allow our distributor to return products for warranty reasons as well as for exchange products, within certain limitations. Customers can only return product for warranty reasons. If we are unable to repair or replace products returned under warranty, we will issue a credit for a warranty return.

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

Stock-Based Compensation

    We account for compensation cost related to employee stock options and other forms of employee stock-based compensation plans in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market prices of the underlying stock exceeded the exercise price. We apply Financial Accounting Standards Board ("FASB") SFAS No. 123, Accounting for Stock-Based Compensation, which allows entities to continue to apply the provisions of APB No. 25 and provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair value based method defined in SFAS No. 123 had been applied.

    The accounting for stock-based compensation involves a number of estimates about the expected lives of stock options, interest rates, stock volatility, and assumptions as well as the selection of a valuation model. We have elected to use the Black-Scholes option valuation model. A change in any of these estimates or a selection of a different option-pricing model could have a material impact on our pro forma net income (loss)disclosures. Beginning in the first quarter of 2006, we will be required to account for stock-based compensation under SFAS No. 123(R), Share-Based Payment, which will require us to recognize the estimate on our financial statements.

Results of Operations

      Comparison of Results of Operations for the Years Ended December 31, 2005 and 2004

    Our revenues increased by $671,000, or 31%, from $2,191,000 in 2004 to $2,862,000 in 2005. Our growth in revenues in 2005 as compared to 2004 primarily resulted from the expansion of our product line, our acquisition of new customers and our continued marketing and e-commerce promotions.

    Our cost of sales increased by $642,000, or 34%, from $1,863,000 in 2004 to $2,505,000 in 2005 and our gross profit increased by $28,000, or 9% from $329,000 in 2004 to $357,000 in 2005.

    Total operating expenses decreased by $2,247,000, or 62%, from $3,650,000 in 2004 to $1,403,000 in 2005. The decrease in operating expenses was primarily due to a decrease in non-cash compensation expenses related to the grant of stock options that occurred in 2004. The decrease in operating expenses was also due to a $508,000 decrease in fees associated with professional and consulting services.

    Our net loss decreased by $2,262,000, or 68%, from $3,308,000 in 2004 to $1,046,000 in 2005. The substantial decrease in our net loss resulted primarily from a decrease of approximately $1,500,000 in non-cash compensation expenses related to the grant of stock options and compensation expense related to common stock issuances at less than fair market value.

    Our total current liabilities increased by $392,000, or 29%, from $1,359,000 as of December 31, 2004 to $1,751,000 as of December 31, 2005. This
increase was largely due to a $223,000 increase in accrued officer compensation from $892,000 as of December 31, 2004 to $1,115,000 as of December 31, 2005 and a $142,000 increase in trade payables associated with increased revenues. We are currently experiencing no pressure to pay the accrued compensation from the individuals to whom we owe this compensation as it consists primarily of unpaid salaries of Randy Zych and Charles Foerg. However, we plan to pay amounts owed to Messrs. Zych and Foerg as funds become available.

      Our total current assets remained consistent as of December 31, 2005 and 2004 at $902,000 and $878,000 respectively.

Liquidity and Capital Resources

    At December 31, 2005 and 2004, we had cash of approximately $412,000 and $593,000, respectively. As of those dates, we had a working capital deficit of approximately $850,000 and $481,000, respectively. Cumulative accrued compensation owed to our executive officers reduced our working capital by approximately $1,115,000 and $892,000, respectively, at December 31, 2005 and 2004. We are currently experiencing no pressure to pay the accrued compensation from the individuals to whom we owe this compensation as it consists primarily of unpaid salaries of Randy Zych and Charles Foerg. However, we plan to pay amounts owed to Messrs. Zych and Foerg as funds become available. In addition, we may reduce all or part of this accrued officer compensation liability through issuances of our common stock.

    Cash used in our operating activities totaled $280,000 for the year ended December 31, 2005 as compared to $285,000 for the year ended December 31, 2004.

    Cash provided by our investing activities totaled $1,474,000 for the year ended December 31, 2005 as compared to cash used in our investing activities of $2,079,000 for the year ended December 31, 2004. The substantial decrease in cash used in our investing activities in 2005 as compared to 2004 resulted primarily from a decrease of $1,700,000 in restricted cash associated with our convertible term note with Laurus Master Fund, Ltd., and a decrease in the purchases in the amount of $113,000 of equipment held for sale.

    Cash provided by our financing activities totaled $2,641,000 for the year ended December 31, 2005 as compared to cash used in our financing activities of $1,375,000 for the year ended December 31, 2004.

    During the year ended 2005 and the year ended 2004, we financed our operations through cash generated through sales of our products and through private placements of our equity securities.

    On July 9, 2004, we completed a financing transaction with Laurus, whereby Laurus purchased from us a secured convertible term note and warrants to purchase up to 1,125,000 shares of our common stock in exchange for up to $2.5 million in cash. Of the $2.5 million, $1.2 million was released to us and $1.3 million was deposited into a restricted cash account. In November 2005 Laurus Master Fund removed all the cash from the restricted cash account consisting of $1.3 million. None of these funds will be released to the Company. The Company is discussing additional financing with Laurus Master Fund.

    We believe current and future available capital resources, revenues generated from operations, and other existing sources of liquidity, will be sufficient to fund our anticipated working capital and capital expenditure requirements for at least the next twelve months.

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

    We have no history of significant revenues, have not been profitable and may experience continued losses. Historically, we have relied upon cash from financing activities to fund all of the cash requirements of our business and have incurred significant losses and experienced negative cash flow. As of December 31, 2005, we had an accumulated deficit of $13.3 million. For the year 2005, we incurred a net loss of $1,046,000 and for the year 2004, we incurred a net loss of $3,650,000. We cannot predict when we will become profitable or if we ever will become profitable, and we may continue to incur losses for an indeterminate period of time and may never achieve or sustain profitability. An extended period of losses and negative cash flow may prevent us from successfully selling our plastic pallets.

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

    The stock market as a whole and individual stocks, including our common stock, historically have experienced wide price and volume fluctuations. During the year ended December 31, 2005, the high and low closing bid prices of our common stock were $0.28 and $0.04, respectively. The market price of our common stock may exhibit significant fluctuations in the future in response to various factors, many of which are beyond our control, and which include:

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

    As of April 10, 2006, we had outstanding 28,596,070 shares of common stock. We also have outstanding options to purchase up to 8,300,000 shares of our common stock, outstanding warrants to purchase up to 2,125,000 shares of our common stock, and an outstanding convertible term note, the principal portion of which is currently convertible into approximately 4,100,000 shares of our common stock (plus applicable interest, penalties and any anti-dilution adjustments). The shares underlying the convertible term note and the warrants have been registered for resale pursuant to a registration statement and may be sold under the Securities Act. We cannot predict the effect, if any, that future sales of shares of our common stock into the market will have on the market price of our common stock. However, sales of a substantial number of shares of our common stock in the public market, or the perception that sales could occur, could adversely affect the market price of our common stock. Any adverse effect on the market price of our common stock could make it difficult for us to raise additional capital through sales of equity securities at a time and at a price that we deem appropriate.

    Conversion or exercise of our outstanding convertible securities could substantially dilute your investment and the existence of our convertible securities could negatively effect the price of our common stock.

    We have issued a convertible term note that is convertible at prices that are subject to adjustment due to a variety of factors, including the issuance of securities at, or at an exercise or conversion price, less than the current fixed conversion price of $0.24. As of April 10, 2006 the principal portion of the convertible term note was convertible into approximately 4,100,000 shares of our common stock (plus applicable interest, penalties and any anti-dilution adjustments). You could, therefore, experience substantial dilution of your investment as a result of the conversion of our outstanding convertible term note. We also have outstanding options to purchase up to 8,300,000 shares of our common stock and warrants to purchase up to 2,125,000 shares of our common stock that could have a dilutive effect on your shares. The existence of these securities could also mean that an increase in the trading price of a share of our common stock will result in a limited benefit to existing security holders. This possibility could negatively affect the price of our common stock.

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

    As a group, our executive officers and directors beneficially own or control approximately 20.2% of our outstanding shares of common stock (after giving effect to the exercise of all outstanding vested options exercisable within 60 days from April 10, 2006). As a result, our executive officers and directors, acting as a group, have substantial control over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets, or any other significant corporate transaction. Our executive officers and directors may have interests different than yours. For example, the executive officers and directors may delay or prevent a change in control of our company, even one that would benefit our stockholders, or pursue strategies that are different from the wishes of other investors. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors' perception that conflicts of interest may exist or arise.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

ITEM 8A. CONTROLS AND PROCEDURES

    Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of December 31, 2005 (the "Evaluation Date"), that the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

    During the quarter ended December 31, 2005, there were no changes in our "internal controls over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION.

        None.

        PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

    The directors and executive officers of RPM Technologies, Inc. and their ages, positions, business experience and education as of April 10, 2006 are as follows:

Name                  Age                  Position Held
------------------  -------  ----------------------------------------------
Randy Zych             61    Chairman, Chief Executive Officer and Director
Charles Foerg          73    President, Secretary, Treasurer and Director
David Lade             50    Chief Financial Officer, Controller and Director
Business Experience

    Randy Zych has served as our Chairman and Chief Executive Officer and as a Director since our inception in 1997. Mr. Zych has spent most of the past twenty-five years working as an entrepreneur, developing and promoting various new businesses, including several manufacturing companies. For example, Mr. Zych developed and promoted an organic fertilizer for Earthlife Products, Inc. He also developed and promoted financial services for Cambridge Capital Group, Ltd. Between 1990 and our inception in 1997, Mr. Zych worked as an independent consultant in the areas of marketing and distribution strategies for the two preceding companies. Mr. Zych attended the University of Illinois, Chicago, concentrating his studies in finance and business management.

    Charles W. Foerg has served as our President, Secretary and Treasurer and as a Director since 1997. Immediately prior to his association with us, he was self-employed as a management consultant from 1991 to 1996. He has accumulated more than 25 years of experience in financing, building and managing several companies across many industries, with jobs and duties covering executive management, marketing, technology acquisitions, quality control and manufacturing operations. Mr. Foerg's experience in advertising includes working as Account Supervisor and Vice President for Young & Rubicam Advertising and BBD&O Advertising. Mr. Foerg received a BS degree in Economics from Shurtleff College, Alton, Illinois and completed graduate studies in Business Administration at the University of Detroit. Mr. Foerg served in the U.S. Army in Europe and Korea.

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

Section 16(a) Beneficial Ownership Reporting Compliance

    Section 16(a) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our common stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("Commission"). These officers, directors and stockholders are required by the Commission regulations to furnish us with copies of all reports that they file.

    Based solely upon a review of copies of the reports furnished to us during the year ended December 31, 2005 and thereafter, or any written representations received by us from directors, officers and beneficial owners of more than 10% of our common stock ("reporting persons") that no other reports were required, we believe that, during 2005 all Section 16(a) filing requirements applicable to our reporting persons were met.

Board and Board Committees

    All directors hold office until the next annual meeting of shareholders or until their respective successors are elected or until their earlier death, resignation or removal.

    Our board of directors has an audit committee, a compensation committee and a nominating committee. The audit committee consists of Randy Zych, Charles Foerg and David Lade. Our compensation and nominating committees consist of Messrs. Zych and Foerg. The duties and responsibilities of our audit committee and our nominating committee have been set forth in a written charter governing such committees.

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

ITEM 10.  EXECUTIVE COMPENSATION.

    The Summary Compensation Table below provides information concerning the annual and long-term compensation for services in all capacities of Randy Zych, our Chief Executive Officer and Charles Foerg, our President, Secretary and Treasurer, or the named executives, during the years 2005, 2004 and 2003 that they were entitled to pursuant to employment agreements. No other employee of RPM was compensated in amounts exceeding $100,000 during the year ended December 31, 2005.

                            Summary Compensation Table
                            ---------------------------
                                                    Long-Term
                                                  Compensation
                                                  ------------
                                                    Awards
                                                  ------------
                              Annual Compensation  Securities
     Name and                                      Underlying
     Principal Position       Year     Salary($)   Options(#)
     -------------------      -------  ---------  ------------
     Randy Zych               2005     $125,000(1)        --
     Chief Executive Officer  2004     $125,000     2,500,000
                              2003     $125,000           --

     Charles Foerg,           2005     $ 85,000(1)        --
     President, Secretary     2004     $ 85,000     2,500,000
     and Treasurer            2003     $ 85,000           --
     -------------------
    (1) In 2005, cash salaries of $28,886 and $1,614 were paid to Mr. Zych and Mr. Foerg, respectively, and the remainder of their salaries were added to accrued compensation.

Stock Option Grants

    In fiscal 2005, no options or stock appreciation rights were granted to the named executives.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

     The following table provides information regarding the number of shares of our common stock underlying exercisable and unexercisable in-the-money stock options held by the named executives and the values of those options at fiscal year-end. An option is "in-the-money" if the fair market value for the underlying securities exceeds the exercise price of the option. The named executives did not hold any stock appreciation rights.

                                          NUMBER OF
                                    SECURITIES UNDERLYING            VALUE ($) OF UNEXERCISED
                                   UNEXERCISED OPTIONS AT             IN-THE-MONEY OPTIONS AT
                                      DECEMBER 31, 2005                DECEMBER 31, 2005 (1)
                               ------------------------------      ------------------------------
            NAME               EXERCISABLE      UNEXERCISABLE      EXERCISABLE      UNEXERCISABLE
---------------------------    -----------      -------------      -----------      -------------
Randy Zych.................     2,500,000            --             $    --           $    --
Charles Foerg..............     2,500,000            --             $    --           $    --

----------
(1) Based on the last reported sale price of our common stock of $0.19 on December 31, 2005, as reported on the OTC Bulletin Board, less the exercise price of the options.

Long-Term Incentive Plan Awards


     During the year ended December 31, 2005, no awards were given to named executives under long-term incentive plans.

Compensation of Directors

    Our directors do not receive any compensation in their capacity as members of our board of directors, but may be reimbursed for reasonable expenses incurred in connection with attendance of meetings of the board of directors. No amounts were reimbursed to directors in 2005 for expenses that may have been incurred by such directors in connection with attendance of meetings of the board of directors.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

    We entered into an employment agreement with Randy Zych, our Chairman and Chief Executive Officer, on September 1, 2002. The employment agreement has a term of three years and automatically renews for additional five year terms unless either party terminates it by giving at least 180 days notice to the other party. Mr. Zych's annual salary under the employment agreement is $125,000. During subsequent terms, we are to negotiate in good faith increases in Mr. Zych's salary. Mr. Zych received 500,000 shares of our common stock upon signing his employment agreement. Mr. Zych also received an option to purchase up to 2,500,000 shares of common stock at an option price of $0.50 per share. This option was exercisable during the initial three year term of the employment agreement, with an option to renew said option for an additional three years. This option expired on September 1, 2005. All stock options are vested and irrevocable unless Mr. Zych is terminated for cause for any of the following reasons, in which case all stock options are automatically revoked: refusing to carry out the reasonable and lawful directions of the corporation, defrauding the corporation, embezzling funds of the corporation, engaging in willful misconduct, or engaging in fraud or dishonesty in performance of duties. If we terminate Mr. Zych without cause, we are obligated to pay Mr. Zych an amount equal to his salary and benefits for a period of 180 days.

    We entered into an employment agreement with Charles Foerg, our President, on September 1, 2002. The employment agreement has a term of three years and automatically renews for additional five year terms unless either party terminates it by giving at least 180 days notice to the other party. Mr. Foerg's annual salary under the employment agreement is $85,000. During subsequent terms, we are to negotiate in good faith increases in Mr. Foerg's salary. Mr. Foerg received 500,000 shares of our common stock upon signing his employment agreement. Mr. Foerg also received an option to purchase up to 1,000,000 shares of common stock at an option price of $0.50 per share. This option was exercisable during the initial three year term of the employment agreement, with an option to renew said option for an additional three years. This option expired on September 1, 2005. All stock options are vested and irrevocable unless Mr. Foerg is terminated for cause for any of the following reasons, in which case all stock options are automatically revoked: refusing to carry out the reasonable and lawful directions of the corporation, defrauding the corporation, embezzling funds of the corporation, engaging in willful misconduct, or engaging in fraud or dishonesty in performance of duties. If we terminate Mr. Foerg without cause, we are obligated to pay Mr. Foerg an amount equal to his salary and benefits for a period of 180 days.

Report on Repricing of Options and SARs

    No repricing of stock options or stock appreciation rights previously awarded to the named executives occurred during the year ended December 31, 2005.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

    The following table sets forth, as of April 10, 2006, certain information with respect to (i) each director of our company, (ii) the named executives, and (iii) all directors and executive officers of our company as a group, and
(iv) each person known to our company to be the beneficial owner of more than 5% of our common stock. The information with respect to each person specified is as supplied or confirmed by such person or based upon statements filed with the Commission.

Name and Address of             Title of        Amount and Nature of
of Beneficial Owner (1)        Class           Beneficial Ownership(2)     Percent of Class
--------------------------     ---------       ------------------------   ------------------
Randy Zych                      Common              3,600,000(3)                11.6%

Charles Foerg                   Common              3,102,000(4)                10.0%

David Lade                      Common                 72,000                     *

All directors and executive
officers as a group
(3 persons)                     Common             10,274,000(5)                20.2%
--------------------------
*       Less than 1.0%

(1) The address of each director and executive officer named in this table is c/o RPM Technologies, Inc., 24001 S. Western Avenue, Park
        Forest, Illinois 60466.


(2)     Beneficial ownership is determined in accordance with the rules  of
        the  Securities  and  Exchange  Commission   and generally includes
        voting or investment power with  respect to securities. Except as indicated by footnote, and subject to community  property laws where applicable,  the persons named in the  table above have  sole voting and  investment power with respect to all  shares of common stock shown  as beneficially owned by them. Shares of common stock subject to options currently exercisable, or exercisable within  60 days after April 10, 2006, are deemed to be outstanding in calculating the percentage ownership  of a person or  group but are not deemed to be outstanding as to any other person or group.

(3)     Includes 2,500,000 shares of common stock underlying options.

(4)     Includes 2,500,000 shares of common stock underlying options.

(5)     Includes 5,000,000 shares of common stock underlying options.

Equity Compensation Plan Information

    The following table and the accompanying footnotes give information about our common stock that may be issued upon the exercise of options, warrants and rights under our stock option plans, as well as warrants and rights issued outside of any formal plan as of December 31, 2005.

                                                                          Weighted Average       Number of
                                            Number of Securities to        Exercise Price        Securities
                                            be Issued Upon Exercise       of Outstanding          Remaining
                                               of Outstanding Options,    Options, Warrants      Available for
              Plan Category                    Warrants and Rights            and Rights         Future Issuance
----------------------------------------    ----------------------------  ------------------   ------------------
Equity compensation plans approved by
  security holders.....................              -                            -                    -
Equity compensation plans not approved
  by security holders(1)................       8,300,000                       $0.31                 N/A
                                            ----------------------------  ------------------   ------------------
Total                                          8,300,000                       $0.31                 N/A
----------------------------
(1) As of December 31, 2005, we had outstanding options issued outside of any formal plan to purchase up to 8,300,000 shares of our common stock.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    We conduct many executive office functions from the separate personal offices of Randy Zych, our Chairman and Charles Foerg, our President. No formal lease agreement exists for the use of these offices. During 2005 and 2004, we paid these officers an aggregate approximately $103,900 and $70,800, respectively, for the use of these offices and for the reimbursement of expenses paid personally by these officers on our behalf. We believe that our facilities are adequate for our needs for the near future.

    As of December 31, 2005 and 2004, respectively, we had accrued approximately $1,115,000 and $892,000 in earned but unpaid officer compensation.

    On September 3, 2002, we issued an option to purchase 250,000 shares of Class A Preferred Stock at an exercise price of $5.00 to Randy Zych exercisable until September 1, 2005. In June of 2004, our current securities counsel advised us that the Class A Preferred Stock and the issuance thereof was not properly authorized. In lieu thereof, on July 1, 2004, we granted Randy Zych options to purchase 2,500,000 shares of our common stock, exercisable until September 1, 2007 at $0.50 per share.

    On September 3, 2002, Charles Foerg was granted a fully-vested three-year option to purchase up to 250,000 shares of Class A Preferred Stock at an exercise price of $5.00 per share, which is $.50 per share of common stock on an as-converted basis, which was the closing price of a share of our common stock on that date. In June of 2004, our current securities counsel advised us that the Class A Preferred Stock and the issuance thereof was not properly authorized. In lieu thereof, on July 1, 2004, we granted Charles Foerg options to purchase 2,500,000 shares of our common stock, exercisable until September 1, 2007 at $0.50 per share.

    We are or have been a party to employment and compensation arrangements with related parties, as more particularly described above under the headings "Compensation of Executive Officers," "Employment Contracts and Termination of Employment and Change-in-Control Arrangements" and "Compensation of Directors."

ITEM 13. EXHIBITS.

    Reference is made to the Index to Exhibits that follows the consolidated financial statements contained in this report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

   The following table presents fees for professional audit services rendered by Frank L. Sassetti & Co. for the audit of our consolidated financial statements for the year ended December 31, 2005 and S. W. Hatfield, CPA for the audit of our consolidated financial statements for the year ended December 31, 2004.

                              2005             2004
                            --------        --------
    Audit Fees              $ 14,000        $ 27,100
    Audit-Related Fees          --              --
    Tax Fees                                   1,000
    All Other Fees              --              --
                            --------        --------
    Total                   $ 14,000        $ 28,100

    AUDIT FEES. Consist of amounts billed for professional services rendered for the audit of our annual consolidated financial statements included in our Annual Reports on Forms 10-KSB and the reviews of our interim consolidated financial statements included in our Quarterly Reports on Forms 10 QSB.

    TAX FEES. Consists of amounts billed for professional services rendered in connection with the preparation and filing of our federal and state tax returns.

    Our audit committee is responsible for approving all audit, audit-related, tax and other services. The audit committee pre-approves all auditing services and permitted non-audit services, including all fees and terms to be performed for us by our independent auditor at the beginning of the fiscal year. Non-audit services are reviewed and pre-approved by project at the beginning of the fiscal year. Any additional non-audit services contemplated by us after the beginning of the fiscal year are submitted to the audit committee for pre-approval prior to engaging the independent auditor for such services.

                                RPM TECHNOLOGIES, INC.
                            Index to Financial Statements

                                                                       Page(s)
                                                                     ---------
Reports of Independent Registered Public Accounting Firms            F-2 - F-3

Financial Statements

  Balance Sheets
    as of December 31, 2005 and December 31, 2004                          F-4

  Statements of Operations and Comprehensive Loss
    for the years ended December 31, 2005 and December 31, 2004            F-5

  Statement of Changes in Stockholders' Equity
    for the years ended December 31, 2005 and December 31, 2004            F-6

  Statements of Cash Flows
    for the years ended December 31, 2005 and December 31, 2004            F-7

  Notes to Financial Statements                                            F-8

To The Board of Directors
RPM Technologies, Inc.
Park Forest, Illinois

                   REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of RPM TECHNOLOGIES, INC. as of December 31, 2005 and the related statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for the year ended December 31, 2005. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RPM TECHNOLOGIES, INC. as of December 31, 2005, and the results of its operations and its cash flows for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States.

/s/ Frank L. Sassetti & Co.
----------------------------
March 27, 2006
Oak Park, Illinois



6611 W. North Avenue * Oak Park, Illinois 60302 * Phone (708) 386-1433
* Fax (708) 386-0139

                          LETTERHEAD OF S. W. HATFIELD, CPA
              REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
RPM Technologies, Inc.

We have audited the accompanying balance sheet of RPM Technologies, Inc. (a Delaware corporation) as of December 31, 2004 and the related statement of operations and comprehensive loss, statement of changes in stockholders' equity (deficit) and statement of cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RPM Technologies, Inc. as of December 31, 2004 and the results of its operations and its cash flows for the year ended December 31, 2004 in conformity with generally accepted accounting principles generally accepted in the United States of America.

                                            /s/ S. W. Hatfield, CPA
                                            ---------------------------
                                            S. W. HATFIELD, CPA
Dallas, Texas
April 9, 2005

                            RPM TECHNOLOGIES, INC.
                                BALANCE SHEETS
                          December 31, 2005 and 2004

                                  December 31,      December 31,
                                      2005              2004
                                  ------------      ------------
                        ASSETS
                        ------
Current Assets
  Cash and cash equivalents       $      411,904   $   592,936
  Accounts receivable - Trade,
   net of allowance for doubtful
   accounts of $-0- and $-0-,
   respectively                          475,622        284,963
  Pallet Inventory                        14,360              0
                                  --------------    -----------
    Total Current Assets                 901,886        877,899
                                  --------------    -----------
    Net Property and Equipment           730,870        557,861
                                  --------------    -----------
Other assets
  Restricted cash                              0      1,737,280
  Equipment held for sale                112,800        112,800
  Refundable deposits and other           17,353         19,853
                                  --------------    -----------
     Total Other Assets                  130,153      1,869,933
                                  --------------    -----------
Total Assets                      $    1,762,909    $ 3,305,693
                                  ==============    ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
           ----------------------------------------------
Current Liabilities
  Note payable                    $      50,000  $     50,000
  Accounts payable - trade              476,826      334,562
  Accrued interest payable               49,707        82,201
  Accrued officer compensation        1,114,876       892,148
  Other Accrued Liabilities              60,475             0
                                  --------------    -----------
    Total Current Liabilities         1,751,884     1,358,911
                                  --------------    -----------
Convertible Term Note                   986,358     2,500,000
                                 --------------    -----------
    Total Liabilities                 2,738,242     3,858,911

Commitments and Contingencies
Stockholders' Equity (Deficit)
  Common stock - $0.001 par value.
    250,000,000 shares authorized.
    25,096,070 and 18,980,520 shares
    issued and outstanding,
    respectively                         25,096        18,981
  Additional paid-in capital          9,891,799     9,526,200
  Deferred compensation -
   fair value of vested stock
   options                            2,455,000     2,225,000
  Accumulated deficit               (13,347,228)  (12,301,428)
                                  --------------    -----------
                                       (975,333)     (531,247)
  Stock subscription receivable               0      ( 21,971)
                                  --------------    -----------
    Total Stockholders' Equity         (975,333)     (553,218)
                                  --------------    -----------
Total Liabilities and
     Stockholders' Equity          $   1,762,909   $3,305,693
                                  ==============   ============

The accompanying notes are an integral part of these financial statements.


                              RPM TECHNOLOGIES, INC.
                  STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                      Years ended December 31, 2005 and 2004



                                             Year ended     Year ended
                                            December 31,    December 31,
                                                2005            2004
                                           --------------   -------------
Revenues                                     $2,862,253     $2,191,373

Cost of Sales                                 2,504,875      1,862,681
                                           --------------   -------------
Gross Profit                                    357,378        328,692

Expenses
  Sales and marketing expenses                  209,596        218,082
  Payroll and related expenses                  274,328        309,568
  Professional and consulting fees              186,407        694,130
  General and administrative expenses           220,562        262,634
  Interest expense                              105,192         91,614
  Depreciation                                   90,618         65,790
  Compensation expense related to fair
    value of granted stock options              230,000      1,700,000
  Compensation expense related to common stock
    issuances at less than "fair value"          86,475        308,586
                                           --------------   -------------
    Total operating expenses                  1,403,178      3,650,404
                                           --------------   -------------
Loss from operations                         (1,045,800)    (3,321,712)
Other Income
  Interest income                                     0         13,445
                                           --------------   -------------
Loss before Income Taxes                     (1,045,800)    (3,308,267)
Provision for Income Taxes                         -               -
                                           --------------   -------------
Net Loss                                     (1,045,800)    (3,308,267)
Other comprehensive income                         -               -
                                           -------------  --------------
Comprehensive Loss                          $(1,045,800)   $(3,308,267)
                                           =============  ==============
Loss per weighted-average share of
  common stock outstanding,
  computed on Net Loss - basic and
  fully diluted                                 $(0.05)        $(0.20)
                                           ==============   =============
Weighted-average number of shares of common
  stock outstanding                           20,910,690     16,772,811
                                           ==============   =============

The accompanying notes are an integral part of these financial statements.


                              RPM TECHNOLOGIES, INC.
                    STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                       Years ended December 31, 2005 and 2004

                                              Additional     Deferred        Stock
                       Common Stock            paid-in    compensation-  subscription Accumulated
                       Shares    Amount        capital    stock options  receivable     deficit       Total
                      -----------------       ---------- -------------- -----------  ------------  ----------
Balances at
  January 1, 2004
                     13,497,156 $13,497      $8,671,279     $525,000    $(104,180)   $(8,993,161)   $112,435

  Cash                1,527,000   1,527         370,059         -          82,209           -        453,795
    Less costs to
      acquire capital     -         -          (124,500)        -            -              -       (124,500)
  Professional fees   3,951,364   3,952         606,867         -            -              -        610,819
  Acquisition of pallet
    handling technology
    licensing rights      5,000       5           2,495         -            -              -          2,500
  Deferred compensation-
    fair value of granted
    stock options           -          -             -     1,700,000         -              -      1,700,000

Net loss for the year       -          -             -            -          -        (3,308,267) (3,308,267)
                     ----------  --------    -----------  -----------    ---------  ------------- ------------
Balances at
  December 31, 2004  18,980,520  $18,981     $9,526,200   $2,225,000     $(21,971)  $(12,301,428) $ (553,218)

  Cash                2,550,000   2,550          94,479         -          21,971           -        119,000
  Debt Reduction        615,550     615          67,095         -            -              -         67,710
  Professional fees   2,950,000   2,950         204,025         -            -              -        206,975
  Deferred compensation-
    fair value of granted
    stock options           -          -             -       230,000         -              -        230,000

Net loss for the year       -          -             -            -          -        (1,045,800) (1,045,800)
                     ----------  --------    -----------  -----------    ---------  ------------- ------------
Balances at
  December 31, 2005  25,096,070  $25,096     $9,891,799   $2,455,000     $    -     $(13,347,228)  $(975,333)
                     ========== =========    ===========  ===========    ========== ============== ===========

The accompanying notes are an integral part of these financial statements.

                               RPM TECHNOLOGIES, INC.
                             STATEMENTS OF CASH FLOWS
                       Years ended December 31, 2005 and 2004

                                           Year ended    Year ended
                                          December 31,   December 31,
                                              2005          2004
                                          ------------   ------------
Cash Flows from Operating Activities
  Net Loss                                 $(1,045,800)   $(3,308,267)
  Adjustments to reconcile net
    income to net cash used in
    operating activities
      Depreciation                              90,618       65,790
      Compensation expense related to fair
        value of granted stock options         230,000    1,700,000
      Compensation expense related to
       common stock issuances                  206,975      799,404
      (Increase) Decrease in
        Accounts receivable - trade and other (190,659)      57.949
        Inventory                              (14,360)        -
        Refundable deposits and other            2,500      (12,531)
      Increase (Decrease) in
        Accounts payable                       142,264      104,608
        Other accrued liabilities               75,691       72,311
        Accrued officers compensation          222,728      235,987
                                          -------------  ----------
    Net cash used in operating activities     (280,043)    (284,749)
                                          -------------  -----------
Cash Flows from Investing Activities

  Change in restricted cash from
       convertible term note                 1,737,280    (1,737,280)
  Purchase of equipment held for sale                0      (112,800)
  Purchase of property and equipment          (263,627)     (229,178)
                                          -------------  ------------
    Net cash provided by (used in)
     investing activities                    1,473,653    (2,079,258)
                                          -------------  ------------

Cash Flows from Financing Activities
  Cash received on convertible term note             0    2,500,000
  Principal payments on notes payable      (1,493,642)           -
  Cash paid to acquire capital                       0    (124,500)
  Proceeds from sales of common stock          119,000      265,210
                                          -------------  ----------
    Net cash provided by (used in)
     financing activities                   (1,374,642)   2,640,710
                                          -------------  ----------

Increase (Decrease) in Cash and
   Cash Equivalents                           (181,032)     276,703
Cash and cash equivalents at beginning
   of period                                   592,936      316,233
                                          -------------  ----------
Cash and cash equivalents at end of period   $ 411,904     $592,936
                                          =============  ==========

Supplemental Disclosures of Interest
    and Income Taxes Paid
  Interest paid during the period            $ 89,976      $19,303
                                             =========     ========
  Income taxes paid (refunded)               $     -       $   -
                                             =========     ========
Supplemental Disclosure of Non-Cash
  Investing and Financing Activities
  Acquisition of pallet handling technology
  rights with common stock                   $       0     $  2,500
                                             =========     ========
  Issuances of stock for satisfaction
    of debt and accrued interest             $  67,710     $      0
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

The Company is in the business to develop, produce, market and sell plastic pallets to various unrelated entities located throughout the United States, Canada, Central and South America. The Company has developed what it believes is a proprietary process for the manufacture of plastic pallets at costs comparable to those currently in use constructed of wood pallets which will meet current and future anticipated environmental standards, encourage the preservation of trees and promote plastic recycling.

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

6.  Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. At December 31, 2005 and 2004, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization.

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

Fully diluted earnings per share is computed similar to basic income per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants).

  RPM TECHNOLOGIES, INC.
  NOTES TO FINANCIAL STATEMENTS - CONTINUED

Note C - Summary of Significant Accounting Policies - Continued

8.  Earnings (loss) per share - continued

Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company's net income position at the calculation date.

As of December 31, 2005 and 2004, the Company had outstanding stock options to acquire up to 8,300,000 and 9,100,000 and outstanding stock warrants to acquire up to 2,125,000 and 2,125,000 shares of common stock of the Company, respectively, and the Company's outstanding stock options and warrants are anti-dilutive due to the Company's net operating loss position.

9. Accounts Receivable

The Company makes judgments as to the collectibility of accounts receivable based on historic trends and future expectations. Management estimates an allowance for doubtful accounts, which represents the collectibility of the receivables. Management does not believe an allowance is required as of December 31, 2005 and 2004, respectively.

10. Inventories

Inventories, which consist of finished goods, are valued at the lower of cost or market using the first-in, first-out method of valuation.


11. Recently Issued Pronouncements

In November 2004, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted materials. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The initial application of SFAS No. 151 did not have a significant impact on the Company's financial position or results of operations.

In December 2004, the FASB issued SFAS 123(R), "Share-Based Payment," which addresses the accounting for employee stock options. SFAS 123(R) revises the disclosure provisions of SFAS 123 and supersedes APB 25. SFAS 123(R) requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in financial statements based on the estimated fair value of the awards. In March 2005, the Securities & Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 107, "Share-Based Payment," which summarizes the views of the SEC staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations, and is intended to assist in the initial implementation. SFAS(R) is effective for all companies that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company is currently evaluating the provisions of SFAS 123(R) and its effect on its financial statements. The Company does not expect the adoption of this statements to have a material impact on its financial statements.

In December 2004, the FASB issued SFAS 153, "Exchanges of Nonmonetary Assets, an amendment of APB 29, Accounting for Nonmonetary Transactions." This statement's amendments are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, SFAS 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Provisions of this statement are effective for fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations"("FIN 47"), which is an interpretation of SFAS 143, "Accounting for Asset Retirement Obligations." FIN 47 clarifies terminology within SFAS 143 and requires an entry to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which will require entities that voluntarily make a change in accounting principle to apply that change retroactively to prior periods' financial statements unless this would be impracticable. SFAS No. 154 supersedes Accounting Principles Board Opinion No. 20, "Accounting Changes" ("APB No. 20"), which previously required that most voluntary changes in accounting principle be recognized by including in the current period's net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. Another significant change in practice under SFAS No. 154 will be that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting principle. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005. The provisions of SFAS No. 154 are not expected to affect the Company's consolidated financial statements.

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

Note E- Stock Options

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

Note F - Concentrations of Credit Risk

The Company maintains its cash accounts in a financial institution subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company is entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During the years ended December 31, 2005 and 2004, the Company maintained deposits in various financial institutions with credit risk exposures in excess of statutory FDIC coverage. The Company incurred no losses during 2005 or 2004, or subsequent thereto, as a result of any unsecured bank balance.

  RPM TECHNOLOGIES, INC.
  NOTES TO FINANCIAL STATEMENTS - CONTINUED

Note G - Property and Equipment

Property and equipment consist of the following components at December 31, 2005 and 2004, respectively:

                                 2005          2004         Estimated life
                            ------------ -------------    --------------
Molds, tools and dies        $875,801     $659,889           10 years
Production equipment          261,086      213,371        15-20 years
Computer equipment             18,157       18,157            3 years
                           -----------   -------------
                            1,155,044      891,417
Accumulated depreciation     (424,174)    (333,556)
                           -----------   -------------
Net property and equipment $  730,870    $ 557,861
                           ===========   =============

Depreciation expense for the years ended December 31, 2005 and 2004, respectively, was $90,618 and $65,790.

Note H - Note Payable

Note Payable consists of the following:
                                            December 31,  December 31,
                                                2005          2004
                                            ------------  ------------
$50,000 note payable to an individual.
Interest at 10.0% per annum. Principal
and all accrued, but unpaid, interest is
due at maturity in November 2002.
Unsecured.  During 2005, the Company and
the Lender renegotiated the due date and
conversion terms of this debt whereby the
final settlement is deferred until January 3,
2007 and has a fixed conversion rate of $0.25
per share                                     $50,000       $50,000
                                             ==========    ===========

Note I - Convertible Term Note
        Restricted Cash

On July 9, 2004, the Company entered into a financing transaction whereby the Company issued $2.5 million in principal amount of a secured convertible term note due July 9, 2007 to Laurus Master Fund, Ltd. (Note Purchaser) in exchange for gross proceeds of $2.5 million in cash. The Company also issued warrants to purchase up to an aggregate of 1,125,000 shares of the Company's common stock to the Note Purchaser. The Company's obligations under the financing are secured by a first priority lien over all of its assets in favor of the Note Purchaser. The convertible term note bears interest at an annual rate equal to the prime rate published from time to time in The Wall Street Journal plus 3%. However, amounts held in the restricted account were to bear interest at 1% per annum until released to the Company. The initial conversion price of the debentures is equal to $0.24 per share, and is subject to adjustment under certain circumstances, including if the Company makes certain issuances of stock in the future at a price below the conversion price.

  RPM TECHNOLOGIES, INC.
  NOTES TO FINANCIAL STATEMENTS - CONTINUED

Note I - Convertible Term Note
        Restricted Cash - Continued

Approximately $2,200,000 of the proceeds of the convertible term note were placed in a restricted cash account subject to the terms of a Restricted Account Agreement and the Letter Agreement the Company entered into with the Note Purchaser in connection with the financing. These funds were under the control of the Note Purchaser until released to the Company pursuant to the Letter Agreement, including under the following circumstances: (a) $100,000 was to be released to the Company when (1) either the Company has provided evidence to the Note Purchaser that the Company has obtained general liability insurance with a coverage limit of at least $1,200,000, or (2) the Note Purchaser has determined that such insurance is not customary with respect to the Company's business operations; (b) $100,000 was to be released to the Company when the Company has entered into a lease on commercially reasonable terms for a corporate headquarters and operational and manufacturing facility; (c) $100,000 was to be released to the Company when the Company filed with the Securities and Exchange Commission a Registration Statement registering for resale the shares of the Company's common stock underlying the convertible term note and the warrants issued to the Note Purchaser in connection with the financing; and
(d) up to $1,000,000 was to be released to the Company when the Company has provided written evidence to the Note Purchaser that the Company has entered into an agreement or agreements to consummate one or more purchases of certain manufacturing equipment (the amount released to the Company was to be equal to the corresponding dollar amount necessary to purchase the equipment).

The funds to be released to the Company for the equipment purchases were not to be released to the Company if the Company had not first (1) provided the Note Purchaser with evidence of satisfactory insurance for such equipment and, (2) entered into the lease as described in clause (b) above. None of the funds described above were to be released to the Company if the Company was in default of its obligations under the financing agreements.

Of the $2.5 million, $1.1 million was released to the Company. Of the $2.5 million, $1.4 million of the proceeds of the convertible term note remained in a restricted cash account subject to the terms of a Restricted Account Agreement and a Letter Agreement the Company entered into with Laurus in connection with the financing. These funds were under the control of Laurus until they were released to the Company pursuant to the Letter Agreement. The Letter Agreement provided for the release of funds not yet released of up to an additional $100,000 when the Company provided written evidence to Laurus that it had entered into an agreement or agreements to consummate one or more purchases of certain manufacturing equipment (the amount released to the Company was to be equal to the corresponding dollar amount necessary to purchase the equipment). The funds to be released for the equipment purchases were released to the Company after it provided Laurus with evidence of satisfactory insurance for such equipment. The remaining $1.4 million was not to be released to the Company unless it had reduced the outstanding principal amount of the secured convertible note (other than amounts that remained in the restricted cash account) to zero. In that event, amounts equal to outstanding principal subsequently converted into common stock were to be released to the Company until all funds had been released. None of the unreleased funds described above were to be released if the Company was in default of its obligations under the financing.

In November 2005 Laurus removed all the cash from the restricted cash account consisting of $1.3 million. None of these funds will be released to the Company. The Company is discussing additional financing with Laurus.

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

  RPM TECHNOLOGIES, INC.
  NOTES TO FINANCIAL STATEMENTS - CONTINUED

Note J - Income Taxes

As of December 31, 2005 and 2004 the Company had estimated net operating loss carryforwards of approximately $5,178,000 and $4,524,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2018. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50% change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for the years ended December 31, 2005 and 2004 differed from the statutory federal rate of 34% as follows:

                                    2005          2004
                                ------------  -------------
Statutory rate applied to
 income before income taxes     $ (356,000)   $(1,125,000)
Increase (decrease) in income
  taxes resulting from:
  Nondeductible compensation
    Expense                        108,000        578,000
    State income taxes                   -              -
    Other, including reserve
     for deferred tax asset
     and application of net
      operating loss
      carryforward                 248,000        547,000
                                ------------  -------------
      Income tax expense        $    -        $    -
                                ============  =============

Temporary differences, consisting primarily of statutory deferrals of expenses for pre-operations interest expense, research and development expenses and start-up costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of December 31, 2005 and 2004, respectively:

                                              2005          2004
                                          ------------  ------------
      Deferred tax assets
        Net operating loss carryforwards  $1,968,000    $1,719,000
        Less valuation allowance          (1,968,000)   (1,719,000)
                                          ------------- -------------
      Net Deferred Tax Asset              $        -    $        -
                                          ============  =============

For the years ended December 31, 2005 and 2004 the valuation allowance increased by approximately $249,000 and $393,000, respectively.

Note K - Common Stock Transactions

During 2004, the Company issued an aggregate of 3,951,364 shares of common stock to various consultants for services valued at approximately $610,818, which includes a non-cash charge to operations of approximately $120,000 for the difference between the agreed-upon value of the services provided and the estimated "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of each respective transaction.

During 2004, the Company sold approximately 1,527,000 shares of common stock for aggregate proceeds of approximately $148,350.
The Company incurred a non-cash charge to operations of approximately $188,586 for the difference between the selling price of the shares and the estimated "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of each respective transaction.

  RPM TECHNOLOGIES, INC.
  NOTES TO FINANCIAL STATEMENTS - CONTINUED

Note K - Common Stock Transactions - Continued

On June 30, 2004, the Company issued an additional 5,000 shares of common stock to an individual as additional compensation related to the previously acquired licensing rights of certain pallet handling technology. This new transaction was valued at approximately $2,500, which approximates the estimated "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of the transaction.

During 2005, the Company issued an aggregate of 2,450,000 shares of common stock to various consultants for services valued at approximately $206,925, which includes a non-cash charge to operations of approximately $86,475 for the difference between the agreed upon value of the services provided and the estimated "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of each respective transaction.

In May 2005, the Company issued 750,000 shares of common stock valued at $82,875 to a consultant as compensation for services rendered.

In June 2005, the Company issued 615,550 shares of common stock to Laurus Master Fund, an accredited investor, in exchange for a reduction of $67,710 in principal plus related interest on our convertible term note.

In July 2005, the Company issued 1,000,000 shares of common stock valued at $68,000 to a consultant as compensation for services rendered.

In August 2005, the Company issued 200,000 shares of common stock valued at $13,600 to a consultant as compensation for services rendered.

In September 2005, the Company issued 850,000 shares of common stock to an accredited investor in exchange for $34,000 in cash.

In November 2005, the Company issued 1,000,000 shares of common stock valued at $42,500 to a consultant as compensation for services rendered.

In November 2005, the Company issued 750,000 shares of common stock to an accredited investor upon the exercise of an option with an aggregate exercise price of $15,000, which was paid in cash.

In December 2005, the Company issued 950,000 shares of common stock to an accredited investor upon the exercise of an option with an aggregate exercise price of $20,000, which was paid in cash.

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

On March 1, 2002, the Company granted options to purchase up to an aggregate of 280,000 shares under the 2002 Plan, to three consultants, providing various management and financial consulting services. These options were exercised upon grant by the receiving parties as compensation for their respective services.

As of December 31, 2005, no options to acquire common stock under the 2002 Plan were outstanding.

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

As of December 31, 2005, no options to acquire common stock under the 2003 Plan were outstanding.

  RPM TECHNOLOGIES, INC.
  NOTES TO FINANCIAL STATEMENTS - CONTINUED

Note L - Stock Options - Continued

Other options - continued

On July 1, 2004, the Company issued Randy Zych, the Company's Chairman and Chief Executive Officer, a fully vested three-year option to purchase up to 2,500,000 shares of restricted common stock at an exercise price of $0.50 per share, exercisable until September 1, 2007.

On July 1, 2004, the Company issued Charles Foerg, the Company's President, a fully vested three-year option to purchase up to 2,500,000 shares of restricted common stock at an exercise price of $0.50 per share, exercisable until September 1, 2007.

On October 15, 2005, the Company issued an option to purchase 5,000,000 shares of restricted common stock to an accredited investor at an exercise price of $0.02 per share, exercisable until November 1, 2006.

The following tables summarize all common stock options granted through the two years ended December 31, 2005.

                                                            Weighted average
                                                            price per share
                                                            ----------------
    Options outstanding at December 31, 2003  4,100,000           $0.94
      Issued                                  5,000,000           $0.50
      Exercised                                 -                   -
      Expired/Terminated                        -                   -
                                              ---------
    Options outstanding at December 31, 2004  9,100,000           $0.70
                                              =========

    Options outstanding at January 1, 2005     9,100,000          $0.70
      Issued                                   5,000,000          $0.02
      Exercised                               (1,700,000)         $0.02
      Expired/Terminated                      (4,100,000)         $0.94
                                              ----------
    Options outstanding at December 31, 2005   8,300,000          $0.31
                                              ==========

                  Options     Options     Options     Options
                  granted    exercised  terminated  outstanding Exercise price
2002 investors    3,100,000   2,500,000    600,000           0   $3.00 - $4.00
2002 officers     3,500,000         -    3,500,000           0   $0.50
2004 officers     5,000,000         -        -       5,000,000   $0.50
2005 investors    5,000,000   1,700,000      -       3,300,000   $0.02
                 ----------   ---------  ---------   ---------
  Totals         16,600,000   4,200,000  4,100,000   8,300,000

The weighted average exercise price of all issued and outstanding options at December 31, 2005 is approximately $0.31 and all issued and outstanding options are vested and eligible for exercise.

The weighted-average remaining contractual life of the options outstanding at December 31, 2005 was 1.48 years. The exercise prices of the options outstanding at December 31, 2005 ranged from $0.02 to $0.50 per share. The following table summarizes the outstanding options at December 31, 2005:

                                                Weighted-     Weighted-
                                     Weighted-   average       average
                                      average    exercise     exercise
  Range of     Stock     Stock       remaining   price of     price of
  exercise    options   options     contractual   options      options
   prices  outstanding exercisable     life      outstanding outstanding
---------- ----------- -----------   ----------- ----------- -----------
  $0.50      5,000,000  5,000,000       1.75 yrs     $0.50      $0.50
  $0.02      3,300,000  3,300,000       0.79 yrs     $0.02      $0.02
           ----------- ------------
            8,300,000 8,300,000

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

Year ended December 31, 2005
----------------------------
Expected life of the option:  The initial life of the corresponding option,
                              12 months.
Expected volatility in
  the Company's stock price:  300.0%, which was based on fluctuations of the
                              Company's stock price over the past fiscal year.

Expected dividends:           Zero (0.00) based on past performance
Anticipated risk free
   interest rate:             Estimated to be 6.0%.

This calculation resulted in approximately $230,000 being charged to operations for the year ended December 31, 2005 for stock options issued during the year.

The weighted-average fair value of options covering approximately 5,000,000 shares of common stock granted during the year ended December 31, 2005 for which the exercise price was less than the market price on the grant date was $0.05 and the weighted-average exercise price was $0.02.

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

Note M - Stock Warrants

On July 25, 2004, the Company issued 1,000,000 Class D Warrants to purchase an equivalent number of shares of the Company's common stock at an exercise price of $3.00 per share, exercisable until August 20, 2006 to Huntleigh Securities acting as trustee for a group of accredited investors.

On July 9, 2004, the Company issued warrants to purchase an aggregate of up to 1,125,000 shares of the Company's common stock to Laurus Master Fund, Ltd. in conjunction with a $2,500,000 secured convertible term note due July 9, 2004. The warrants expire on July 8, 2011. Warrants to purchase 375,000, 375,000 and 375,000 shares of the Company's common stock are each exercisable at $0.30, $0.36 and $0.42, respectively.

No warrants were exercised or terminated during the years ended December 31, 2005 and 2004.

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

Effective January 1, 2002, these officers/shareholders amended their informal, unwritten agreement whereby the Company was to pay each of them an annual salary of $85,000, to be accrued and paid at a future time when the Company has the available cash flow to retire the debt.

On September 1, 2002, the Company's Board of Directors ratified an Employment Agreement with Randy Zych to serve as the Company's Chairman of the Board and Chief Executive Officer. The Agreement term was effective as of September 1, 2002 and expires on the third anniversary date of the Agreement with an automatic five (5) year extension unless either the Company or Mr. Zych provides a 180-day written notice not to continue the Agreement. This Agreement provides Mr. Zych with an initial annual base salary of $125,000 per year, payable in cash. Each subsequent year's base salary shall be negotiated between the Company and Mr. Zych in good faith; however, each subsequent year shall not be at an amount less than the initial base amount of $125,000. Further, the Company paid a signing bonus of 500,000 shares of common stock upon execution of this Agreement.

On September 1, 2002, the Company's Board of Directors ratified an Employment Agreement with Charles Foerg to serve as the Company's President.
The Agreement term was effective as of September 1, 2002 and expires on the third anniversary date of the Agreement with an automatic five (5) year extension unless either the Company or the President provides a 180-day written notice not to continue the Agreement. This Agreement provides the President with an initial annual base salary of $125,000 per year, payable in cash. Each subsequent year's base salary shall be negotiated between the Company and Mr. Foerg in good faith; however, each subsequent year shall not be at an amount less than the initial base amount of $125,000. Further, the Company paid a signing bonus of 500,000 shares of common stock upon execution of this Agreement.

As of December 31, 2005 and 2004, respectively, the Company had accrued approximately $1,115,000 and $892,000 in earned but unpaid officer compensation.

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

  RPM TECHNOLOGIES, INC.
  NOTES TO FINANCIAL STATEMENTS - CONTINUED

Note N - Commitments

Building Lease - continued

Future maturities of the base rent are as follows:

            Year ended
            December 31,    Amount
            ------------    -------
                2006        $50,000
                2007         50,000
                2008         56,000
                2009         62,000
                           ---------
              Totals       $218,000

The total rent expense for the years ended December 31, 2005 and 2004 were $53,020 and $22,220, respectively.

Note O - Significant 4th Quarter Adjustments

During the 4th quarter of 2005, the Company recognized compensation expense of $230,000 related to options granted in October 2005 to purchase an aggregate of 5,000,000 shares of common stock.

Note P - Related Party Transactions

The Company conducts many executive office functions from the separate personal offices of Randy Zych, its Chairman and Chief Executive Officer, and Charles Foerg, its President. No formal lease agreement exists for the use of these offices. During 2005 and 2004, the Company paid the officers an aggregate approximately $103,900 and $70,800, respectively, for the use of these offices and reimbursement of Company expenses paid personally on behalf of the Company.

Note Q - Selected Financial Data (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2005 and 2004.

               Quarter ended    Quarter ended   Quarter ended   Quarter ended
                  March 31,         June 30,      September 30,  December 31,
               -------------    -------------   --------------- --------------
 2005

  Revenues        $830,567         $827,509        $543,972      660,205
  Gross profit     188,068           70.115         142,308      (43,113)
  Net loss        (119,564)        (198,426)       (148,198)    (579,612)
  Basic and fully
  diluted loss
  per share         $(0.01)          $(0.01)         $(0.01)    $ (0.02)
  Weighted average
    number of shares
    issued and
    outstanding  18,980,520       19,539,322       21,459,113    23,606,940

2004

  Revenues        $477,994         $438,831        $687,763      $  586,785
  Gross profit      67,326           50,842          91,977         118,547
  Net loss        (167,789)        (489,523)       (334,906)     (2,316,049)
  Basic and fully
  diluted loss
  per share         $(0.01)          $(0.03)         $(0.02)         $(0.12)
  Weighted average
    number of shares
    issued and
    outstanding  13,497,156       14,905,387       19,304,008    19,094,947

                           INDEX TO EXHIBITS
Exhibit
Number      Description
--------    -----------
3.1         Certificate of Incorporation of the Registrant, as amended (1)

3.2         Bylaws of the Registrant, as amended (1)

10.1 Employment Agreement dated as of September 1, 2002 between the Registrant and Randy Zych (#)(2)

10.2 Employment Agreement dated as of September 1, 2002 between the Registrant and Charles Foerg ( #)(2)

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

10.4 Secured Convertible Term Note dated as of July 9, 2004 issued by the Registrant in favor of Laurus Master Fund, Ltd. (3)

10.5 Common Stock Purchase Warrant dated as of July 9, 2004 granted by the Registrant to Laurus Master Fund, Ltd. (3)

10.6 Registration Rights Agreement dated as of July 9, 2004 between the Registrant and Laurus Master Fund, Ltd. (3)

10.7 Master Security Agreement dated as of July 9, 2004 between the Registrant and Laurus Master Fund, Ltd. (3)

10.9 Subordination Agreement dated as of July 8, 2004 by and among Randy Zych, Charles Foerg and Laurus Master Fund, Ltd. (3)

31.1 Certification pursuant to Section 302 of Sarbanes- Oxley Act of 2002 - Chief Executive Officer and Chief Financial Officer.

32.1        Certification pursuant to Section 906 of Sarbanes-Oxley Act of
            2002.
____________
(#) Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit.
(1) Filed as an exhibit to the Registrant's Form 10 filed with the Securities and Exchange Commission on August 24, 2001 (Registration No. 000-31291) and incorporated herein by reference.
(2) Filed as an exhibit to the Registrant's Annual Report on Form 10-KSB filed
with the Securities and Exchange Commission on March 31, 2003 (File No.   000-
31291) and incorporated herein by reference.
(3) Filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2004 (File No. 000-31291) and incorporated herein by reference.

                             SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 12th day of April, 2006.



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

Name                         Title                          Date


/S/ RANDY ZYCH          Chairman of the Board and       April 12, 2006
------------------      Chief Executive Officer
Randy Zych              (principal executive officer)


/S/ CHARLES FOERG       President, Secretary,
------------------      Treasurer and Director          April 12, 2006
Charles Foerg


/S/ DAVID LADE          Chief Financial Officer         April 12, 2006
------------------      (principal financial and
David Lade              accounting officer), Controller
                        and Director

                                EXHIBITS

Exhibit
Number           Description
-------          -----------

31.1 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 - Chief Executive Officer and
                 Chief Financial Officer.

32.1             Certification pursuant to Section 906 of Sarbanes-
                 Oxley Act of 2002.