Form 10QSB
period 2006-03-31
RPM TECHNOLOGIES INC
filed 2006-05-19
CIK 1099150

<pre>

                        U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington D.C.  20549

                                     FORM 10-QSB

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2006 or

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from __________ to __________

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

                        Issuer's telephone number: 708-679-0002

    Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes |X| No |   |

    Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes |   | No |X|

    As of May 15, 2006, there were 30,396,070 shares of the issuer's common stock, no par value per share, outstanding.

    Transitional Small Business Disclosure Format (Check one): Yes |   | No |X|

--------------------------------------------------------------------------------



                              RPM Technologies, Inc.

               Form 10-QSB for the Quarter ended March 31, 2006

                                TABLE OF CONTENTS


                                                                         Page
                                                                         ----
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.............................................F-1

Item 2.  Management's Discussion and Analysis or Plan of Operation..........1

Item 3.  Controls and Procedures............................................9

                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..................................................9

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds........9

Item 3.  Defaults Upon Senior Securities...................................10

Item 4.  Submission of Matters to a Vote of Security Holders...............10

Item 5.  Other Information.................................................10

Item 6.  Exhibits..........................................................10

Signatures.................................................................11

Exhibits Filed with this Report............................................12

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                           RPM Technologies, Inc.
                              Balance Sheets
             March 31, 2006 (Unaudited) and December 31, 2005

                                                   March 31,     December 31,
                                                     2006            2005
                                                -------------  --------------
                                  ASSETS
                                  ------
Current Assets
  Cash on hand and in bank                       $   530,049    $   411,904
   Accounts receivable - trade and other             346,656        475,622
   Pallet Inventory                                   36,758         14,360
                                                  ----------     ----------
      Total current assets                           913,463        901,886
                                                  ----------     ----------

   Net Property and Equipment                        705,119        730,870
                                                   ----------     ---------
Other Assets
   Equipment held for sale                            96,000        112,800
   Refundable deposits and other                      17,353         17,353
                                                  ----------    -----------
      Total Other Assets                             113,353        130,153
                                                  ----------    -----------
Total Assets                                     $ 1,731,935    $ 1,762,909
                                                  ==========    ===========

                  LIABILITIES AND SHAREHOLDERS' EQUITY
                  ------------------------------------
Current Liabilities
  Note payable                                   $    50,000     $   50,000
  Accounts payable - trade                           373,485        476,826
  Accrued interest payable                            29,672         49,707
  Accrued officers' compensation                   1,178,960      1,114,876
  Other Accrued liabilities                           69,624         60,475
                                                  ----------    -----------
    Total Current Liabilities                      1,701,741      1,751,884

Convertible Term Note                                979,584        986,358
                                                  ----------    -----------
Total Liabilities                                  2,681,325      2,738,242

Commitments and Contingencies
Stockholders' Equity (Deficit)
  Common stock - $0.001 par value.
    250,000,000 shares authorized.
    28,096,070 and 25,096,070 shares
    issued and outstanding,
    respectively                                      28,096         25,096
  Additional paid-in capital                      10,019,549      9,891,799
  Deferred compensation -
   fair value of vested stock
   options                                         2,455,000      2,455,000
  Accumulated deficit                            (13,452,035)   (13,347,228)
                                                  ----------    -----------
   Total Stockholders' Equity (Deficit)            (949,390)       (975,333)
                                                  ----------    -----------
Total Liabilities and
  Stockholders' Equity                            $ 1,731,935    $1,762,909
                                                  ===========    ===========

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

                                 RPM Technologies, Inc.
                                Statements of Operations
                     Three months ended March 31, 2006 and 2005

                                     (Unaudited)

                                                Three months   Three months
                                                    ended          ended
                                                  March 31,      March 31,
                                                    2006           2005
                                                -------------  -------------

Revenues                                           $909,644      $830,567

Cost of Sales                                       685,520       642,499
                                                   --------      --------
Gross Profit                                        224,124       188,068
                                                   --------      --------
Expenses
  Sales and marketing expenses                       67,678        59,403
  Payroll and related expenses                       69,517        68,292
  General and administrative expenses               120,970       130,437
  Interest expense                                   26,612        28,802
  Depreciation and Asset Impairment                  44,154        20,698
                                                   --------      --------
    Total operating expenses                        328,931       307,632
                                                   --------      --------
Net Loss                                          $(104,807)    $(119,564)
                                                   =========     =========
Loss per weighted-average share of
  common stock outstanding,
  computed on Net Loss - basic
  and fully diluted                               $   (0.00)    $   (0.01)
                                                 ----------    ----------
Weighted-average number of shares
  of common stock outstanding                    27,540,514    18,980,520
                                                 ==========    ==========

              The financial information presented herein has been prepared by management without audit by independent certified public accountants. The accompanying notes are an integral part of these financial statements.

                                       RPM Technologies, Inc.
                                     Statements of Cash Flows
                           Three months ended March 31, 2006 and 2005

                                          (Unaudited)

                                                        Three months   Three months
                                                            ended          ended
                                                          March 31,      March 31,
                                                             2006           2005
                                                       -------------  -------------
Cash Flows from Operating Activities
  Net Loss                                              $(104,807)      $(119,564)
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and Asset Impairment                      42,551          20,698
    (Increase) Decrease in:
      Accounts receivable - trade and other               128,966        (216,808)
    Increase (Decrease) in:
      Accounts payable and other                         (103,341)         27,204
      Accrued interest payable                            (20,035)          1,250
      Accrued officers' compensation                       64,084          51,132
      Other accrued liabilities                             9,149               0
      Inventory                                           (22,398)              0
                                                          --------        --------
Net cash used in operating activities                      (5,831)       (236,088)

Cash Flows from Investing Activities
  Decrease in restricted cash from
     convertible term note                                      0         233,772
  Purchase of property and equipment                            0        (342,729)
                                                         --------        --------
Net cash used in investing activities                           0        (108,957)
                                                         --------        --------
Cash Flows from Financing Activities
  Principal payments on notes payable                     (6,774)         (10,000)
  Proceeds from sales of common stock                    130,750           50,000
                                                         --------        --------
Net cash provided by financing activities                123,976           40,000
                                                         --------        --------
Increase/Decrease in Cash and Cash Equivalents           118,145         (305,045)

Cash and cash equivalents at beginning of period         411,904          592,936
                                                         --------        --------
Cash and cash equivalents at end of period              $530,049         $287,891
                                                        ========         ========

Supplemental Disclosures of Interest and Income Taxes Paid
  Interest paid during the period                        $ 46,871         27,552
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

The Company is in the business to develop, produce, market and sell plastic pallets to various unrelated entities located throughout the United States, Canada, Central and South America. The Company has developed what it believes is a proprietary process for the manufacture of plastic pallets at costs comparable to those currently in use for the construction of wood pallets which are expected to meet current and future anticipated environmental standards, encourage the preservation of trees and promote plastic recycling.

Note B - Preparation of Financial Statements

The Company follows the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and has a year end of December 31.

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

3.  Organization and reorganization costs

The Company has adopted the provisions of AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," whereby all organizational and initial costs incurred with the incorporation and initial capitalization of the Company were charged to operations as incurred.

4.  Research and development expenses

Research and development expenses are charged to operations as incurred.

5.  Advertising expenses

The Company does not utilize direct solicitation advertising. All other advertising and marketing expenses are charged to operations as incurred.

6.  Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. At March 31, 2006 and 2005, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization.

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

Fully-diluted earnings (loss) per share is computed similar to basic income
(loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants).

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

As of March 31, 2006 and 2005, the Company had outstanding stock options to acquire up to 9,300,000 and 9,100,000 and outstanding stock warrants to acquire up to 2,125,000 and 2,125,000 shares of common stock of the Company, respectively, and the Company's outstanding stock options and warrants are anti-dilutive due to the Company's net operating loss position.

9. Accounts Receivable

The Company makes judgments as to the collectibility of accounts receivable based on historic trends and future expectations. Management estimates an allowance for doubtful accounts, which represents the collectibility of the receivables. Management does not believe an allowance is required as of March 31, 2006 and December 31, 2005, respectively.

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

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments", which amends SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities" and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. This statement shall be effective for all financial instruments acquired, issued or subject to a remeasurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. The provisions of SFAS No. 155 are not expected to affect the Company's consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets," which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity's exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity's fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied. The provisions of SFAS No. 156 are not expected to affect the Company's consolidated financial statements.

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

Note F - Concentrations of Credit Risk

The Company maintains its cash accounts in a financial institution subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company is entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. As of March 31, 2006 and December 31, 2005, the Company maintained deposits in various financial institutions with credit risk exposures in excess of statutory FDIC coverage. The Company incurred no losses during the three months ended March 31, 2006 or during the year ended December 31, 2005, or subsequent thereto, as a result of any unsecured bank balance.

  RPM TECHNOLOGIES, INC.
  NOTES TO FINANCIAL STATEMENTS - CONTINUED

Note G - Note Payable

Note Payable consisted of the following:
                                              March 31,     March 31,
                                                2006          2005
                                            ------------  ------------
$50,000 note payable to an individual.
Interest at 10.0% per annum. Principal
and all accrued, but unpaid, interest is
due at maturity in November 2002.
Unsecured.  During 2005, the Company and
the Lender renegotiated the due date and
conversion terms of this debt whereby the
final settlement is deferred until January 3,
2007 and has a fixed conversion rate of $0.25
per share                                     $50,000       $50,000
                                             ==========    ===========

Note H - Convertible Term Note
        Restricted Cash

On July 9, 2004, the Company entered into a financing transaction whereby the Company issued $2.5 million in principal amount of a secured convertible term note due July 9, 2007 to Laurus Master Fund, Ltd. ("Note Purchaser") in exchange for gross proceeds of $2.5 million in cash. The Company also issued warrants to purchase up to an aggregate of 1,125,000 shares of the Company's common stock to the Note Purchaser. The Company's obligations under the financing are secured by a first priority lien over all of its assets in favor of the Note Purchaser. The convertible term note bears interest at an annual rate equal to the prime rate published from time to time in The Wall Street Journal plus 3%. However, amounts held in the restricted account were to bear interest at 1% per annum until released to the Company. The initial conversion price of the debentures is equal to $0.24 per share, and is subject to adjustment under certain circumstances, including if the Company makes certain issuances of stock in the future at a price below the conversion price.

  RPM TECHNOLOGIES, INC.
  NOTES TO FINANCIAL STATEMENTS - CONTINUED

Note H - Convertible Term Note
        Restricted Cash - Continued

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

The above description is not a complete description of the material terms of the financing, and is qualified in its entirety by reference to the agreements entered into in connection with the financing which were included in the Company's Current Report on Form 8-K filed with the U. S. Securities and Exchange Commission on August 12, 2004.

  RPM TECHNOLOGIES, INC.
  NOTES TO FINANCIAL STATEMENTS - CONTINUED

Note I - Common Stock Transactions

In January 2006, the Company issued 1,500,000 shares of common stock to an accredited investor upon the exercise of an option with an aggregate exercise price of $30,000, which was paid in cash.

In January 2006, the Company issued 500,000 shares of common stock to a consultant and recorded an additional $42,500 in services expenses.

In February 2006, the Company issued 1,000,000 shares of common stock to an accredited investor upon the exercise of an option with an aggregate exercise price of $20,000, which was paid in cash.

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

    Revenue Recognition

    We derive revenues primarily from the sale of standard and custom plastic pallets. Our revenues occasionally include nonrecurring engineering revenues related to the development of customer-specific products. Sales of our products are generally made through either our internet site or independent manufacturers' representatives or through our stocking distributor. The majority of our shipments are made directly to our customers, with shipments to our manufacturing representatives and our stocking distributor.

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

    Income Taxes

    We are subject to taxation from federal, state and international jurisdictions. We spend a significant amount of management time with our annual provision for income taxes and the calculation of resulting deferred tax assets and liabilities. We evaluate liabilities for estimated tax exposures in jurisdictions of operation. Any exposures are settled primarily through the completion of audits within these tax jurisdictions, but can also be affected by other factors. Changes could cause management to find a revision of past estimates appropriate. The liabilities are frequently reviewed by management for their adequacy and appropriateness. As of March 31, 2006, we were not under audit by the U.S. taxing authorities. To the extent audits or other events result in a material adjustment to the accrued estimates, the effect would be recognized during the period of the event. Management believes that an appropriate liability has been established for estimated exposures, though the potential exists for results to vary materially from these estimates.

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

Results of Operations

    Comparison of Results of Operations for the Three Months Ended March 31, 2006 and 2005

    Our revenues increased $79,077, or 10%, from $830,567 in the first quarter of 2005 to $909,644 in the same period in 2006. Our growth in revenues in the first quarter of 2006 as compared to the same period in 2005 is primarily attributable to repeat orders from our customers, our acquisition of new customers and our continued marketing and e-commerce promotions.

    Our cost of sales increased by $43,021, or 7%, from $642,499 in the first quarter of 2005 to $685,520 in the same period in 2006 and our gross profit increased by $36,056, or 19%, from $188,068 in the first quarter of 2005 to $224,124 in the same period in 2006. The increase in cost of sales was primarily attributable to increased sales of our products.

    Total operating expenses increased by $21,299, or 7%, from $307,632 in the first quarter of 2005 to $328,931 in the same period in 2006. The slight increase in operating expenses was primarily due to an increase of $7,000 in depreciation and asset impairment charge of $16,800.

    Our net loss decreased by $14,757, or 12%, from $119,564 in the first quarter of 2005 to $104,807 in the same period in 2006. The decrease in our net loss resulted primarily from our increased revenues and our improved gross profit, as discussed above.

Liquidity and Capital Resources

    At March 31, 2006 and December 31, 2005, we had cash of approximately $530,000 and $412,000, respectively. As of those dates, we had a working capital deficit of approximately $788,000 and $850,000, respectively. Cumulative accrued compensation owed to our executive officers reduced our working capital by approximately $1,179,000 and $1,115,000, respectively, at March 31, 2006 and December 31, 2005. We are currently experiencing no pressure to pay the accrued compensation from the individuals to whom we owe this compensation as it consists primarily of unpaid salaries of Randy Zych and Charles Foerg. However, we plan to pay amounts owed to Messrs. Zych and Foerg as funds become available, but we have committed not to pay these amounts out of the funds obtained from our financing with Laurus Master Fund, Ltd. In addition, we may reduce all or part of this accrued officer compensation liability through issuances of our common stock.

    Cash used in our operating activities totaled $6,000 for the three months ended March 31, 2006 as compared to $236,000 in the same period in 2005. This decrease was due to increased margins and efficiency in collection and payment of accounts receivable and accounts payable.

    We used no cash in our investing activities for the three months ended March 31, 2006 as compared to $109,000 used in our investing activities for the same period in 2005. The decrease in cash used in our investing activities in the first quarter of 2006 as compared to the same period in 2005 primarily resulted from a decrease in the aggregate purchases of property and equipment.

    Cash provided by our financing activities totaled $123,976 for the three months ended March 31, 2006 as compared to $40,000 for same period in 2005.
We raised $130,750 of the cash provided by our financing activities during the first quarter of 2006 from sales of our common stock, which amount was partially offset by a $7,000 payment on our outstanding notes payable.

    During the three months ended March 31, 2006 and 2005, we financed our operations through cash generated from sales of our products and cash previously raised through private placements of our equity securities.

    On July 9, 2004, we completed a financing transaction with Laurus Master Fund, Ltd., or Laurus, whereby Laurus purchased from us a secured convertible term note and warrants to purchase up to 1,125,000 shares of our common stock in exchange for up to $2.5 million in cash. Of the $2.5 million, $1.2 million was released to us and $1.3 million was deposited into a restricted cash account. In November 2005, Laurus removed all the cash from the restricted cash account consisting of $1.3 million. None of these funds will be released to us. We are discussing additional financing with Laurus.

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

ITEM 3 - CONTROLS AND PROCEDURES

    Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 31, 2006 (the "Evaluation Date"), that the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

    There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

    In January 2006, we issued 1,500,000 shares of common stock to an accredited investor upon the exercise of an option for an aggregate exercise price of $30,000, which was paid in cash.

    In January 2006, we issued 500,000 shares of common stock valued at $42,500 to a consultant as compensation for services rendered.

    In February 2006, we issued 1,000,000 shares of common stock to an accredited investor upon the exercise of an option for an aggregate exercise price of $20,000, which was paid in cash.

    Exemption from the registration provisions of the Securities Act of 1933 for the transactions described above is claimed under Section 4(2) of the Securities Act of 1933, among others, on the basis that such transactions did not involve any public offering.

Dividend Policy

    We have never paid cash dividends on our common stock and do not currently intend to pay cash dividends on our common stock in the foreseeable future. We are restricted from paying dividends on our common stock under state law. We currently anticipate that we will retain any earnings for use in the continued development of our business.

Item 3 - Defaults Upon Senior Securities

    None.

Item 4 - Submission of Matters to a Vote of Security Holders

    During the quarter ended March 31, 2006, no matters were submitted to a vote of the holders of our securities.

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

                                                        RPM Technologies, Inc.

Dated: May 19, 2006                                           /s/ Randy Zych
                                                        ----------------------
                                                                   Randy Zych
                                                          Chairman, Director,
                                                      Chief Executive Officer
                                                (principal executive officer)


Dated: May 19, 2006                                            /s/ David Lade
                                                        ----------------------
                                                                    David Lade
                                                       Chief Financial Officer
                                                 (principal financial officer)

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