Form 10QSB
period 2006-06-30
RPM TECHNOLOGIES INC
filed 2006-08-21
CIK 1099150

<pre>

                        U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington D.C.  20549

                                     FORM 10-QSB

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2006 or

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

    As of August 21, 2006, there were 32,447,541 shares of the issuer's common stock, no par value per share, outstanding.

    Transitional Small Business Disclosure Format (Check one): Yes |   | No |X|

--------------------------------------------------------------------------------





                              RPM Technologies, Inc.

               Form 10-QSB for the Quarter ended June 30, 2006

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

Item 3.  Controls and Procedures............................................12

                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..................................................13

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds........13

Item 3.  Defaults Upon Senior Securities....................................14

Item 4.  Submission of Matters to a Vote of Security Holders................14

Item 5.  Other Information..................................................14

Item 6.  Exhibits...........................................................14

Signatures..................................................................15

Exhibits Filed with this Report.............................................16

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                          RPM Technologies, Inc.
                              Balance Sheets
                     June 30, 2006 and December 31, 2005

                                                 June 30,
                                                   2006          December 31,
                                               (Unaudited)          2005
                                              -------------     -------------
                                  ASSETS
                                  ------
Current Assets
  Cash on hand and in bank                       $ 1,936,116    $   411,904
  Accounts receivable - Trade and Other              442,121        475,622
  Pallet Inventory                                    31,281         14,360
                                                  ----------     ----------
      Total current assets                         2,409,518        901,886
                                                  -----------    ----------
Property and Equipment - at cost
   Equipment                                       1,161,820      1,147,519
   Accumulated depreciation                         (468,151)      (416,649)
                                                  -----------     ---------
       Net Property and Equipment                    693,669        730,870
                                                  -----------     ---------
Other Assets
   Assets held for sale                               96,000        112,800
   Deferred loan fees and debt discount              126,500
   Refundable deposits and other                     244,103         17,353
                                                  -----------     ---------
       Total Other Assets                            466,603        130,153
                                                  -----------    ----------
Total Assets                                      $3,569,790    $ 1,762,909
                                                  ===========    ==========

                  LIABILITIES AND SHAREHOLDERS' EQUITY
                  ------------------------------------
Current Liabilities
  Note payable                                    $     50,000    $  50,000
  Accounts payable - trade                             376,288      476,826
  Accrued interest payable                              33,670       49,707
  Accrued officers compensation                      1,245,044    1,114,876
  Other accrued liabilities                             99,760       60,475
                                                   -----------    ---------
    Total Current Liabilities                        1,804,762    1,751,884

 Convertible Term Note                                       0      986,358
 Term Note, less discount of $450,000                2,550,000            0
                                                   -----------    ---------
Total Liabilities                                    4,354,762    2,738,242

Shareholders' Equity (Deficit)
  Common stock - $0.001 par value.
    250,000,000 shares authorized.
    30,447,541 and 25,096,070 shares
    issued and outstanding, respectively                30,447       25,096
  Additional paid-in capital                        10,927,242    9,891,799
  Deferred compensation - fair value of
     vested stock options                            2,455,000    2,445,000
  Accumulated deficit                              (14,197,661) (13,347,228)
                                                    ----------   ----------
     Total shareholders' equity (deficit)             (784,972)    (975,333)
                                                    -----------  ----------
Total Liabilities and Shareholders'
  Equity (Deficit)                                  $3,569,790   $1,762,909
                                                    ===========  ==========

The accompanying notes are an integral part of these financial statements.

F-1

                            RPM Technologies, Inc.
                  Statements of Operations and Comprehensive Loss
                  Three and Six Months Ended June 30, 2006 and 2005
                                  (Unaudited)

                                                Three months  Three months     Six  months    Six months
                                                    ended         ended           ended         ended
                                                June 30, 2006  June 30, 2005  June 30, 2006  June 30, 2005
                                                -------------  -------------  -------------  -------------
Revenues                                        $   732,071     $827,509      $ 1,641,715      $1,658,075

Cost of Sales                                       707,038      757,394        1,392,557       1,399,893
                                                   --------     ----------     ------------  -------------
Gross Profit                                         25,033       70,115          249,158         258,182
                                                   --------     ----------     ------------  -------------
Expenses

  Sales and marketing expenses                       48,582       51,713          116,260        111,116
  Payroll and related expenses                       73,681       65,766          143,198        134,058
  General and administrative expenses               438,850       60,462          559,821        190,899
  Interest expense                                  183,795       69,902          210,407         98,704
  Depreciation and asset impairment                  25,751       20,698           69,905         41,395
                                                    --------     ---------      ------------  ------------
    Total operating expenses                        770,659      268,541        1,099,591        576,172
                                                   --------      ---------      ------------  ------------
Loss from operations                               (745,626)    (198,426)        (850,433)      (317,990)
                                                  ==========    ==========      ============  ===========
Loss per weighted-average share of
  common stock outstanding,
  computed on net loss - basic
  and fully diluted                              $  (0.03)      $ (0.01)         $ (0.03)      $ (0.02)
                                                 ----------     --------         ------------  ------------
Weighted-average number of shares
  of common stock outstanding                    29,649,965   19,337,497         28,601,067    19,159,992
                                                 ==========   ==========        ============  ============

            The accompanying notes are an integral part of these financial statements.


                                       RPM Technologies, Inc.
                                     Statements of Cash Flows
                                Six Months Ended June 30, 2006 and 2005

                                          (Unaudited)

                                                        Six months    Six months
                                                          ended         ended
                                                       June 30, 2006  June 30, 2005
                                                       -------------  -------------
Cash Flows from Operating Activities
  Net loss                                              $(850,433)    $(317,990)
  Adjustments to reconcile net loss to net cash
    provided by operating activities
    Depreciation and asset impairment                      69,905        41,395
    Consulting expense related to fair value of
      granted stock options                               364,000             0
    Consulting expense related to common stock issued      45,596        37,000
    Interest Paid with common stock                             0        57,710
    (Increase) Decrease in
      Accounts receivable - trade and other                33,501      (134,399)
      Inventory                                           (16,921)            0
    Increase (Decrease) in
      Accounts payable and other                         (102,142)      118,643
      Accrued interest payable                            (16,037)        2,500
      Accrued officers compensation                       130,168       104,983
      Other accrued liabilities                            39,285             0
                                                         ---------      -------
Net cash used in operating activities                    (303,078)      (90,158)


Cash Flows from Investing Activities
  Decrease In Restricted Cash                                   0        320,806
  Purchase of property and equipment                      (14,300)      (227,074)
  Deposits on Equipment purchases                        (226,750)             0
                                                         ---------      ---------
Net cash provided by (used in) investing activities      (241,050)       93,732
                                                         ---------      ---------
Cash Flows from Financing Activities
  Proceeds from Note Payable                             3,000,000             0
  Principal payments on notes payable                     (986,358)      (80,863)
  Proceeds from sales of common stock                      181,198        62,000
  Deferred loan fees                                      (126,500)            0
                                                         ---------       --------
Net cash provided by (used in) financing activities      2,068,340       (18,863)
                                                         ---------       --------
Increase (Decrease) in Cash and Cash Equivalents         1,524,212       (15,289)
Cash and cash equivalents at beginning of period           411,904       592,936
                                                         ---------       --------
Cash and cash equivalents at end of period              $1,936,116      $577,647
                                                        ===========     =========

Supplemental Disclosures of Interest
  Interest paid during the period                        $  226,444     $ 40,994
                                                         ==========     =========
Supplemental Disclosure of non-cash investing
  and financing activities: Debt discount with
  corresponding increase to paid in capital -
  value of warrants                                      $  450,000     $      -
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

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles and the rules of the U.S. Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Annual Report on Form 10-KSB for the Company for the year ended December 31, 2005. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended December 31, 2005, as reported in the Form 10-KSB, have been omitted.


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

4.  Advertising expenses

The Company does not utilize direct solicitation advertising. All other advertising and marketing expenses are charged to operations as incurred.

5.  Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. At June 30, 2006 and 2005, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization.

6.  Share-Based Payments

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

As of June 30, 2006 and 2005, the Company had outstanding stock options to acquire up to 12,500,000 and 9,300,000 and outstanding stock warrants to acquire up to 5,875,000 and 2,125,000 shares of common stock of the Company, respectively, and the Company's outstanding stock options and warrants are anti-dilutive due to the Company's net operating loss position.

9. Accounts Receivable

The Company makes judgments as to the collectibility of accounts receivable based on historic trends and future expectations. Management estimates an allowance for doubtful accounts, which represents the collectibility of the receivables. Management does not believe an allowance is required as of June 30, 2006 and December 31, 2005, respectively.

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

  RPM TECHNOLOGIES, INC.
  NOTES TO FINANCIAL STATEMENTS - CONTINUED

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments", which amends SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities" and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. This statement shall be effective for all financial instruments acquired, issued or subject to a remeasurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. The provisions of SFAS No. 155 are not expected to have a material affect the Company's consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets," which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity's exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity's fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied. The provisions of SFAS No. 156 are not expected to affect the Company's financial statements.

In June 2006, the FASB released FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. A company must determine whether it is "more-likely-than-not" that a tax position will be sustained upon examination, including resolution of any related appeals or litigation procedures, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. This interpretation is effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of this interpretation is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period this interpretation is adopted. The provisions of FIN 48 are not expected to have a material affect the Company's consolidated financial statements.

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

  RPM TECHNOLOGIES, INC.
  NOTES TO FINANCIAL STATEMENTS - CONTINUED

Note G - Note Payable

Note Payable consisted of the following:
                                              June 30,     June 30,
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
                                             ==========    ===========

Note H - Term Note

On June 23, 2006, the Company entered into a financing transaction whereby the Company issued $3.0 million in principal amount of a secured term note due June 19, 2009 to Laurus Master Fund, Ltd. ("Note Purchaser") in exchange for gross proceeds of $3.0 million in cash. Of this amount, the Company paid approximately $1.2 million to the Note Purchaser to repay amounts owed, including interest and a prepayment penalty, under a Secured Convertible Term Note held by the Note Purchaser. The Company also paid $126,500 in loan fees associated with the loan financing. The Company also issued to the Note Purchaser a warrant to purchase up to an aggregate of 3,750,000 shares of the Company's common stock at an exercise price of $.001 per share. The Company's obligations under the financing are secured by a first priority lien over all of its assets in favor of the Note Purchaser. Using the Black-Scholes model, the Company allocated $450,000 for the fair value of the warrants to debt discount, which will be amortized to interest expense over the life of the loan using the effective interest method. The secured term note bears interest at an annual rate equal to the prime rate published from time to time in The Wall Street Journal plus 3%. Monthly payments on the Note begin on January 2, 2007 in the amount of $75,000 with a balloon payment due on the maturity date of the Note. Monthly interest payments are due in arrears commencing August 1, 2006.

  RPM TECHNOLOGIES, INC.
  NOTES TO FINANCIAL STATEMENTS - CONTINUED

The above description is not a complete description of the material terms of the financing, and is qualified in its entirety by reference to the agreements entered into in connection with the financing which were included in the Company's Current Report on Form 8-K filed with the U. S. Securities and Exchange Commission on June 29, 2006.

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

In April 2006, the Company issued 800,000 shares of common stock to an accredited investor upon the exercise of an option with an aggregate exercise price of $20,000, which was paid in cash.

In May 2006, the Company issued 1,000,000 shares of common stock to an accredited investor upon the exercise of an option with an aggregate exercise price of $40,000, which was paid in cash.

In May 2006, the Company issued 551,471 shares of common stock to a consultant and recorded an additional $2,344 in services expenses.

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

    We have established a formal corporate headquarters and a production facility where we assemble some of our plastic pallets. We purchased equipment that enables us to grind post-industrial and post-consumer plastic products used in the production of our plastic pallets. We do not presently have the proceeds sufficient for us to purchase enough molding equipment and presses to fully enable us to produce our plastic pallets internally. Therefore we will continue to outsource the manufacturing of our plastic pallets until we raise additional capital enabling us to purchase extra molds and presses.

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

Continued Expansion Plans - Plastic Roofing Products

    We are expanding our operations to produce plastic roofing tiles and subcontract manufacture these tiles from a compression molding company.
We believe that our plastic roofing products will be a viable alternative to more expensive traditional roofing products. We expect our plastic roofing products to be priced lower than wood shake, slate and clay tiles and we expect to price our plastic roofing products competitively with other alternative roofing materials. We believe that our plastic roofing tiles are considerably more durable than wood, slate or barrel tiles made from traditional materials. Our plastic roofing tiles have a life expectancy of approximately 50 years, whereas natural tiles have a life expectancy of approximately 20 years.

    We will be offering a variety of roofing profiles and colors, including customization options, to satisfy diverse requests. We will initially offer simulated slate in six colors, simulated cedar slate in four colors, simulated Spanish tile in three colors, and simulated flat cement thatch in five colors.

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

    Our Plastic Roofing Products

    We will employ a proprietary substrate that can be molded into four primary roofing products: simulated slate, simulated cedar shake, barrel tile and flat tile. We expect that all of our plastic roofing tile products will be manufactured from recycled plastic material in a process that creates products that we believe are superior to all presently-employed roofing products. We believe that these products are superior for the following reasons:

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

    We will offer a variety of roofing profiles and colors, including the following:

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

    We will have each of our simulated tile products tested to produce a Class A fire rating. In addition, each of our simulated tile products will be tested to produce a Class 4 impact rating, except for our simulated Spanish tile product, which will be tested to produce a Class 3 impact rating. The durability and fire-resistance ratings of our simulated tile products may reduce insurance premiums for the owners of homes and buildings that utilize these products.

    Environmental Considerations

    We believe that environmental considerations will favorably influence our ability to succeed. We estimate that the recycling business is a $240 billion industry. The EPA has raised recycling goals for 2006 and we expect that even higher goals will be set in the future. In order to achieve its goals, the EPA is emphasizing the use of recycled materials employed in the construction of private and public structures.

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

    We expect to advertise in select industry magazines such as Builder Magazine, Roofing Contractor Magazine, Roofing/Siding/Insulation Magazine, Environmental Design + Construction Magazine and Architectural West. We expect that the focus of our advertisements will be the advantages our products offer over traditional roofing products and our competitors' alternative roofing products.

    We are developing a website that is distinct from our existing plastic pallet websites. We expect to include detailed descriptions and features of our line of alternative roofing products, the methods for ordering them and pricing information. We also expect to include methods for obtaining samples of these products and actual photos of roofs of homes and buildings that employ our products.

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

    Revenue Recognition

    We derive revenues primarily from the sale of standard and custom plastic pallets. Our revenues occasionally include nonrecurring engineering revenues related to the development of customer-specific products. Sales of our products are generally made through either our internet site or independent manufacturers' representatives or through our stocking distributor. The majority of our shipments are made directly to our customers and we also make shipments to our manufacturing representatives and our stocking distributor.

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

    Inventories

    We state our inventories at the lower of cost or market and we estimate actual product cost on a first-in, first-out basis. In addition to stating our inventory at a lower of cost or market valuation, we also evaluate it each period for excess quantities and obsolescence. This evaluation includes identifying those parts specifically identified as obsolete and reserving for them, analyzing forecasted demand versus quantities on hand and reserving for the excess, identifying and recording other specific reserves, and estimating and recording a general reserve based on historical experience and our judgment of economic conditions. If future demand or market conditions are less favorable than our projections and we fail to reduce manufacturing output accordingly, additional inventory reserves may be required and would have a negative impact on our gross margin in the period the adjustment is made.

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

    Income Taxes

    We are subject to taxation from federal, state and international jurisdictions. We spend a significant amount of management time with our annual provision for income taxes and the calculation of resulting deferred tax assets and liabilities. We evaluate liabilities for estimated tax exposures in jurisdictions of operation. Any exposures are settled primarily through the completion of audits within these tax jurisdictions, but can also be affected by other factors. Changes could cause management to find a revision of past estimates appropriate. The liabilities are frequently reviewed by management for their adequacy and appropriateness. As of June 30, 2006, we were not under audit by the U.S. taxing authorities. To the extent audits or other events result in a material adjustment to the accrued estimates, the effect would be recognized during the period of the event. Management believes that an appropriate liability has been established for estimated exposures, though the potential exists for results to vary materially from these estimates.

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

    Stock-Based Compensation

    We account for compensation cost related to employee stock options and other forms of employee stock-based compensation plans in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market prices of the underlying stock exceeded the exercise price. We apply Financial Accounting Standards Board ("FASB") SFAS No. 123, "Accounting for Stock-Based Compensation," which allows entities to continue to apply the provisions of APB No. 25 and provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair value based method defined in SFAS No. 123 had been applied.

    The accounting for stock-based compensation involves a number of estimates about the expected lives of stock options, interest rates, stock volatility, and assumptions as well as the selection of a valuation model. We have elected to use the Black-Scholes option valuation model. A change in any of these estimates or a selection of a different option-pricing model could have a material impact on our pro forma net income (loss)disclosures. We account for stock-based compensation under SFAS No. 123(R), "Share-Based Payments," which requires us to recognize the estimate on our financial statements.

Results of Operations

    Comparison of Results of Operations for the Three Months Ended June 30, 2006 and 2005

    Our revenues decreased $95,438, or 12%, from $827,509 in the second quarter of 2005 to $732,071 in the same period in 2006. Our decrease in revenues in the second quarter of 2006 as compared to the same period in 2005 is primarily attributable to increase of costs of petroleum and its effects on plastic costs, which caused higher product prices and resulted in decreased sales.

    Our cost of sales decreased by $50,356, or 7%, from $757,394 in the second quarter of 2005 to $707,038 in the same period in 2006 and our gross profit decreased by $45,082 or 64%, from $70,115 in the second quarter of 2005 to $25,033 in the same period in 2006. The increase in costs of sales and the decrease in our gross profits resulted primarily from the general increase in costs of petroleum and its effects on plastic costs.

    Total operating expenses increased by $502,118, or 187%, from $268,541 in the second quarter of 2005 to $770,659 in the same period in 2006. The increase in operating expenses was primarily due to an increase of costs associated with our debt financing transaction that occurred in June 2006 and consulting expense related to stock options.

    Our net loss increased by $547,200, or 276%, from $198,426 in the second quarter of 2005 to $745,626 in the same period in 2006. The increase in our net loss resulted primarily from our increased expenses associated with our debt financing transaction that occurred in June 2006.

    Comparison of Results of Operations for the Six Months Ended June 30, 2006 and 2005

    Our revenues decreased $16,360, or 1%, from $1,658,075 in the first six months of 2005 to $1,641,715 in the same period in 2006. Our decrease in revenues in the first six months of 2006 as compared to the same period in 2005 is primarily attributable to increase of costs of petroleum and its effects on plastic costs, which caused higher product prices and resulted in decreased sales.

    Our cost of sales decreased slightly by $7,336, or 1%, from $1,399,893 in the first six months of 2005 to $1,392,558 in the same period in 2006 and our gross profit decreased by $9,024 or 3%, from $258,182 in the first six months of 2005 to $249,158 in the same period in 2006. The increase in costs of sales and the decrease in our gross profits resulted primarily from the general increase in costs of petroleum and its effects on plastic costs.

    Total operating expenses increased by $523,419, or 91%, from $576,172 in the first six months of 2005 to $1,099,591 in the same period in 2006. The increase in operating expenses was primarily due to an increase of costs associated with our debt financing transaction that occurred in June 2006.

    Our net loss increased by $532,443, or 167%, from $317,990 in the first six months of 2005 to $850,433 in the same period in 2006. The increase in our net loss resulted primarily from our increased expenses associated with our debt financing transaction that occurred in June 2006.

Liquidity and Capital Resources

    At June 30, 2006 and December 31, 2005, we had cash of
$1,936,116 and $411,904, respectively. As June 30, 2006, we had a working capital surplus of $604,756 and as of December 31, 2005, we had a working capital deficit of $849,998. Cash from our June 2006 debt financing and stock sales increased our working capital at June 30, 2006.

    Cash used in our operating activities totaled $303,078 for the six months ended June 30, 2006 as compared to $90,158 in the same period in 2005.

    We used $241,050 of cash in our investing activities, primarily related to deposits on equipment purchases, for the six months ended June 30, 2006 as compared to $93,732 in cash generated from our investing activities for the same period in 2005. The cash generated from our investing activities for the six months ended June 30, 2005 resulted from a $320,806 decrease in restricted cash from our previous debt financing, which was partially offset by purchases of property and equipment in the amount of $227,074.

    Cash provided by our financing activities for the six months ended June 30, 2006 was $2,068,340, primarily from our debt financing transaction in June 2006, as compared to cash used in our financing activities of $18,863 for the same period in 2005.

    During the six months ended June 30, 2006 and 2005, we financed our operations primarily through cash generated from sales of our products, cash provided our debt financing transactions with Laurus Master Fund and through private placements of our common stock.

    On June 23, 2006, we entered into a financing transaction and issued $3.0 million in principal amount of a secured term note due June 19, 2009 to Laurus Master Fund, Ltd. in exchange for gross proceeds of $3.0 million in cash. Of this amount, we paid approximately $1.2 million to Laurus to repay amounts owed, including interest and a prepayment penalty, under a Secured Convertible Term Note held by Laurus. We also paid $126,500 in loan fees associated with the loan financing. We also issued to Laurus a warrant to purchase up to an aggregate of 3,750,000 shares of our common stock at an exercise price of $.001 per share. Our obligations under the financing are secured by a first priority lien over all of our assets in favor of Laurus. The secured term note bears interest at an annual rate equal to the prime rate published from time to time in The Wall Street Journal plus 3%. Monthly payments on the Note begin on January 2, 2007 in the amount of $75,000 with a balloon payment due on the maturity date of the Note. Monthly interest payments are due in arrears commencing August 1, 2006.

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

ITEM 3 - CONTROLS AND PROCEDURES

    Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 30, 2006 (the "Evaluation Date"), that the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

In April 2006, we issued 800,000 shares of common stock to an accredited investor upon the exercise of an option with an aggregate exercise price of $20,000, which was paid in cash.

In May 2006, we issued 1,000,000 shares of common stock to an accredited investor upon the exercise of an option with an aggregate exercise price of $40,000, which was paid in cash.

In May 2006, we issued 551,471 shares of common stock to a consultant and recorded an additional $2,344 in services expenses.

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

Item 3 - Defaults Upon Senior Securities

    None.

Item 4 - Submission of Matters to a Vote of Security Holders

    During the quarter ended June 30, 2006, no matters were submitted to a vote of the holders of our securities.

Item 5 - Other Information

    None.

Item 6 - Exhibits

10.1 License and Royalty Agreement dated June 1, 2006 by and between RPM Technologies, Inc. and Gerald Edson (1)

10.2 Securities Purchase Agreement dated as of June 19, 2006 between RPM Technologies, Inc. and Laurus Master Fund Ltd. (1)

10.3 Secured Term Note dated as of June 19, 2006 in favor of Laurus Master Fund, Ltd. (1)

10.4 Common Stock Purchase Warrant issued as of June 19, 2006 to Laurus Master Fund, Ltd. (1)

10.5 Registration Rights Agreement dated as of June 19, 2006 between RPM Technologies, Inc. and Laurus Master Fund, Ltd. (1)

10.6 Master Security Agreement dated as of June 19, 2006 between RPM Technologies, Inc. and Laurus Master Fund, Ltd. (1)(

31.1 Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer*

31.2 Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer*

32.1 Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
_____________________
*      Filed herewith
(1) Filed as an exhibit to the Registrant's Current Report on Form 8-K for May 30, 2006 (File No. 0-31291) filed with the Securities and Exchange Commission on June 29, 2006.

                                  SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                        RPM Technologies, Inc.

Dated: August 21, 2006                                         /s/ Randy Zych
                                                        ----------------------
                                                                   Randy Zych
                                                          Chairman, Director,
                                                      Chief Executive Officer
                                                (principal executive officer)


Dated: August 21, 2006                                         /s/ David Lade
                                                        ----------------------
                                                                    David Lade
                                                       Chief Financial Officer
                                                 (principal financial officer)

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