Form 10QSB
period 2006-09-30
RPM TECHNOLOGIES INC
filed 2006-11-20
CIK 1099150

<pre>


                        U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington D.C.  20549

                                     FORM 10-QSB

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2006 or

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

    As of November 20, 2006, there were 33,510,041 shares of the issuer's common stock, no par value per share, outstanding.

    Transitional Small Business Disclosure Format (Check one): Yes |   | No |X|

--------------------------------------------------------------------------------






                              RPM Technologies, Inc.

               Form 10-QSB for the Quarter ended September 30, 2006

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

Item 5.  Other Information..................................................14

Item 6.  Exhibits...........................................................14

Signatures..................................................................15

Exhibits Filed with this Report.............................................16

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                          RPM Technologies, Inc.
                              Balance Sheets
                     September 30, 2006 and December 31, 2005

                                                 September 30,
                                                    2006        December 31,
                                                 (Unaudited)        2005
                                                 -------------  ------------
                                  ASSETS
                                  ------
Current Assets
  Cash on hand and in bank                       $   628,244    $   411,904
  Accounts receivable - Trade and Other              377,190        475,622
  Pallet Inventory                                    33,365         14,360
                                                  ----------     ----------
      Total current assets                         1,038,799        901,886
                                                  -----------    ----------
Property and Equipment - at cost
   Equipment                                       1,174,742      1,147,519
   Accumulated depreciation                         (493,902)      (416,649)
                                                  -----------     ---------
       Net Property and Equipment                    680,840        730,870
                                                  -----------     ---------
Other Assets
   Assets held for sale                               96,000        112,800
   Deferred loan fees and debt discount              115,958
   Refundable deposits and other                   1,497,103         17,353
                                                  -----------     ---------
       Total Other Assets                          1,709,061        130,153
                                                  -----------    ----------
Total Assets                                      $3,428,700    $ 1,762,909
                                                  ===========    ==========

                  LIABILITIES AND SHAREHOLDERS' EQUITY
                  ------------------------------------
Current Liabilities
  Note payable                                    $     50,000    $  50,000
  Accounts payable - trade                             281,746      476,826
  Accrued interest payable                              51,779       49,707
  Accrued officers compensation                      1,311,728    1,114,876
  Other accrued liabilities                             51,377       60,475
  Current Portion of Term Note                         675,000            0
                                                   -----------    ---------
    Total Current Liabilities                        2,421,630    1,751,884

Long Term Liabilities
 Convertible Term Note                                       0      986,358
 Term Note, less discount of $406,600
     and current portion                             1,918,400            0
                                                   -----------    ---------
    Total Long Term Liabilities                      1,918,400      986,358
                                                   -----------    ---------
Total Liabilities                                    4,340,030    2,738,242

Shareholders' Equity (Deficit)
  Common stock - $0.001 par value.
    250,000,000 shares authorized.
    33,510,041 and 25,096,070 shares
    issued and outstanding, respectively                33,510       25,096
  Additional paid-in capital                        11,139,679    9,891,799
  Deferred compensation - fair value of
     vested stock options                            2,455,000    2,455,000
  Accumulated deficit                              (14,539,519) (13,347,228)
                                                    ----------   ----------
     Total shareholders' equity (deficit)             (911,330)    (975,333)
                                                    -----------  ----------
Total Liabilities and Shareholders'
  Equity (Deficit)                                  $3,428,700   $1,762,909
                                                    ===========  ==========
The accompanying notes are an integral part of these financial statements.

F-1
                            RPM Technologies, Inc.
                  Statements of Operations and Comprehensive Loss
                  Three and Nine Months Ended September 30, 2006 and 2005
                                  (Unaudited)

                                                Three months   Three  months    Nine months    Nine  months
                                                    ended         ended           ended          ended
                                                Sept. 30, 2006 Sept. 30, 2005  Sept. 30, 2006 Sept. 30, 2005
                                                -------------- --------------  -------------- --------------
Revenues                                           627,043     $   543,972      2,268,758       $ 2,202,047
Cost of Sales                                      606,661         401,664      1,999,218         1,801,557
                                                 -----------    -----------     -----------     -----------
Gross Profit                                        20,382         142,308        269,540           400,490
                                                 -----------    -----------     -----------     -----------
Expenses
  Sales and marketing expenses                      37,384          76,360        153,644           187,476
  Payroll and related expenses                      68,862          73,092        212,060           207,150
  General and administrative expenses              104,533          92,014        664,354           282,913
  Interest expense                                 125,710          28,343        336,117            75,337
  Depreciation                                      25,751          20,697         95,656            62,092
                                                 -----------     ---------      ----------       ----------
    Total operating expenses                       362,240        290,506       1,461,831           814,968
                                                 -----------     ---------      ----------       ----------
Loss from operations and before income taxes      (341,858)      (148,198)     (1,192,291)         (414,478)

Provision for Income Taxes                            -               -             -                  -
                                                  ---------     ----------     -------------      -----------
Net Loss                                          (341,858)      (148,198)     (1,192,291)         (414,478)

Other comprehensive income                             -              -             -                  -
                                                  ---------     -----------    -------------      -----------
Comprehensive Loss                               $(341,858)      (148,198)     (1,192,291)        $(414,478)
                                                  ==========    ===========    ============       ===========
Loss per weighted-average share of
  common stock outstanding,
  computed on Net Loss - basic
  and fully diluted                               $ (0.01)       $(0.01)        $ (0.04)           $ (0.02)
                                                  ----------     --------       ---------         ----------
Weighted-average number of shares
  of common stock outstanding                    32,037,926    21,459,113      30,037,696         20,002,064
                                                 ==========    ==========      ==========         ==========

            The accompanying notes are an integral part of these financial statements.


                                       RPM Technologies, Inc.
                                     Statements of Cash Flows
                                Nine Months Ended September 30, 2006 and 2005

                                          (Unaudited)

                                                        Nine months    Nine months
                                                          ended         ended
                                                       Sept 30, 2006  Sept 30, 2005
                                                       -------------  -------------
Cash Flows from Operating Activities
  Net loss                                             $(1,192,291)   $(414,478)
  Adjustments to reconcile net loss to net cash
    provided by operating activities
    Depreciation, amortization and asset impairment       147,995        62,092
    Consulting expense paid with common stock              82,596        82,500
    Consulting expense related to fair value of
       Granted stock options                              364,000           0
    Interest Paid with common stock                             0        57,710
    (Increase) Decrease in
      Accounts receivable - trade and other                98,432       (84,295)
      Inventory                                           (19,005)       (8,620)
    Increase (Decrease) in
      Accounts payable and other                         (195,080)      (42,225)
      Accrued interest payable                              2,072      (26,248)
      Accrued officers compensation                       196,852       164,145
      Other accrued liabilities                            (9,098)            0
                                                       -----------     ---------
Net cash used in operating activities                    (523,527)     (209,419)


Cash Flows from Investing Activities
  Decrease In Restricted Cash                                   0        308,099
  Purchase of property and equipment                      (27,223)      (261,075)
  Deposits on Equipment, license fees and other        (1,326,750)             0
                                                       -----------      ---------
Net cash provided by (used in) investing activities    (1,353,973)        47,024
                                                       -----------      ---------
Cash Flows from Financing Activities
  Proceeds from Note Payable                             3,000,000             0
  Principal payments on notes payable                     (986,358)      (96,295)
  Proceeds from sales of common stock                      206,698        96,000
  Deferred loan fees                                      (126,500)            0
                                                         ---------       --------
Net cash provided by (used in) financing activities      2,093,840          (295)
                                                         ---------       --------
Increase (Decrease) in Cash and Cash Equivalents           216,340      (162,690)
Cash and cash equivalents at beginning of period           411,904       592,936
                                                         ---------       --------
Cash and cash equivalents at end of period              $  628,244      $430,246
                                                        ===========     =========

Supplemental Disclosures of Interest
  Interest paid during the period                        $  367,429     $207,880
                                                         ==========     =========
Supplemental Disclosure of non-cash investing
  and financing activities: Debt discount with
  corresponding increase to paid in capital -
  value of warrants                                      $  450,000     $      -
                                                         ==========     =========

Issuance of common shares for future services            $  153,000     $      -
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

5.  Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. At September 30, 2006 and 2005, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization.

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

As of September 30, 2006 and 2005, the Company had outstanding stock options to acquire up to 10,937,500 and 9,100,000 and outstanding stock warrants to acquire up to 4,875,000 and 2,125,000 shares of common stock of the Company, respectively, and the Company's outstanding stock options and warrants are anti-dilutive due to the Company's net operating loss position.

9. Accounts Receivable

The Company makes judgments as to the collectibility of accounts receivable based on historic trends and future expectations. Management estimates an allowance for doubtful accounts, which represents the collectibility of the receivables. Management does not believe an allowance is required as of September 30, 2006 and December 31, 2005, respectively.

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

  RPM TECHNOLOGIES, INC.
  NOTES TO FINANCIAL STATEMENTS - CONTINUED

Note G - Note Payable

Note Payable consisted of the following:
                                            September 30, September 30,
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
                                             ==========    ===========

Note H - Term Note
0
On June 23, 2006, the Company entered into a financing transaction whereby the Company issued $3.0 million in principal amount of a secured term note due June 19, 2009 to Laurus Master Fund, Ltd. ("Note Purchaser") in exchange for gross proceeds of $3.0 million in cash. Of this amount, the Company paid approximately $1.2 million to the Note Purchaser to repay amounts owed, including interest and a prepayment penalty, under a Secured Convertible Term Note held by the Note Purchaser. The Company also paid $126,500 in loan fees associated with the loan financing. The Company also issued to the Note Purchaser a warrant to purchase up to an aggregate of 3,750,000 shares of the Company's common stock at an exercise price of $.001 per share. The Company's obligations under the financing are secured by a first priority lien over all of its assets in favor of the Note Purchaser. Using the Black-Scholes model, the Company allocated $450,000 to debt discount, which will be amortized to interest expense over the life of the loan using the effective interest method. The secured term note bears interest at an annual rate equal to the prime rate published from time to time in The Wall Street Journal plus 3%. Monthly payments on the Note begin on January 2, 2007 in the amount of $75,000 with a balloon payment due on the maturity date of the Note. Monthly interest payments are due in arrears commencing August 1, 2006.

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

In July 2006, the Company issued 1,500,000 shares of common stock to acquire the rights to a license to manufacturer and sell plastic roofing tiles and recorded $153,000 in capital expenditures.

In August 2006, the Company issued 937,500 shares of common stock to a consultant and an accredited investor upon the exercise of an option with an aggregate exercise price of $37,500, which was recorded as a service expense.

In September 2006, the Company issued 625,000 shares of common stock to an accredited investor upon the exercise of an option with an aggregate exercise price of $25,000, which was paid in cash.

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

    Income Taxes

    We are subject to taxation from federal, state and international jurisdictions. We spend a significant amount of management time with our annual provision for income taxes and the calculation of resulting deferred tax assets and liabilities. We evaluate liabilities for estimated tax exposures in jurisdictions of operation. Any exposures are settled primarily through the completion of audits within these tax jurisdictions, but can also be affected by other factors. Changes could cause management to find a revision of past estimates appropriate. The liabilities are frequently reviewed by management for their adequacy and appropriateness. As of September 30, 2006, we were not under audit by the U.S. taxing authorities. To the extent audits or other events result in a material adjustment to the accrued estimates, the effect would be recognized during the period of the event. Management believes that an appropriate liability has been established for estimated exposures, though the potential exists for results to vary materially from these estimates.

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

    Stock-Based Compensation

    Effective January 1, 2006 the Company adopted the revision to SFAS 123 ("SFAS 123R"), "Share-Based Payment", that focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transaction utilizing the modified prospective method. This statement replaces SFAS 123, "Accounting for Stock- Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123R requires companies to expense the fair value of employee stock options and similar awards.

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

Results of Operations

    Comparison of Results of Operations for the Three Months Ended September 30, 2006 and 2005

    Our revenues increased $83,071, or 15%, from $543,972 in the third quarter of 2005 to $627,043 in the same period in 2006. Our increase in revenues in the third quarter of 2006 as compared to the same period in 2005 is attributable an increase in sales of our plastic pallets as our customer base continues to grow.

    Our cost of sales increased by $204,997, or 51%, from $401,664 in the third quarter of 2005 to $606,661 in the same period in 2006 and our gross profit decreased by $121,926 or 86%, from $142,308 in the third quarter of 2005 to $20,382 in the same period in 2006. The increase in costs of sales and the decrease in our gross profits resulted primarily from an increase in our raw material cost and low supplies created by a general increase in costs of petroleum and its effects on plastic costs.

    Total operating expenses increased by $71,734, or 25%, from $290,506 in the third quarter of 2005 to $362,240 in the same period in 2006. The increase in operating expenses was primarily due to an increase of costs associated with interest accrued in connection with our debt financing, which was partially offset by a decrease in marketing costs.

    Our net loss increased by $193,660 or 131%, from $148,198 in the third quarter of 2005 to $341,858 in the same period in 2006. The increase in our net loss resulted primarily from our increase in cost of sales and total operating expenses, as discussed above.

    Comparison of Results of Operations for the Nine Months Ended September 30, 2006 and 2005

    Our revenues increased $66,711, or 3%, from $2,202,047 in the first nine months of 2005 to $2,268,758 in the same period in 2006. Our increase in revenues in the first nine months of 2006 as compared to the same period in 2005 was nominal and we believe that the increase was depressed in part by the increase of costs of petroleum and its effects on plastic costs in the first half of the year, which caused higher product prices and resulted in decreased sales.

    Our cost of sales increased by $197,661, or 11%, from $1,801,557 in the first nine months of 2005 to $1,999,218 in the same period in 2006 and our gross profit decreased by $130,950 or 33%, from $400,490 in the first nine months of 2005 to $269,540 in the same period in 2006. The increase in costs of sales and the decrease in our gross profits resulted primarily from an increase in our raw material cost and low supplies created by a general increase in costs of petroleum and its effects on plastic costs.

    Total operating expenses increased by $646,863, or 79%, from $814,968 in the first nine months of 2005 to $1,461,831 in the same period in 2006. The increase in operating expenses was primarily due to an increase in costs associated with our debt financing transaction that occurred in June 2006 interest accrued in connection with our debt financing.

    Our net loss increased by $777,813, or 188%, from $414,478 in the first nine months of 2005 to $1,192,291 in the same period in 2006. The increase in our net loss resulted primarily from our increase in cost of sales and total operating expenses, as discussed above.

Liquidity and Capital Resources

    At September 30, 2006 and December 31, 2005, we had cash of $628,244 and $411,904, respectively. As September 30, 2006, we had a working capital deficit of $1,382,831 and as of December 31, 2005, we had a working capital deficit of $849,998. Our working capital deficit increased as a result of cash expended for equipment and capital expenditures, including our license of certain roofing technology. We expect to recoup some of this cash upon the start up of our roofing division.

    Cash used in our operating activities totaled $523,527 for the nine months ended September 30, 2006 as compared to $204,419 in the same period in 2005.

    We used $1,353,973 of cash in our investing activities, primarily related to deposits on equipment and capital expenditures, for the nine months ended September 30, 2006, as compared to $47,024 in cash provided by our investing activities for the same period in 2005. The cash used in our investing activities for the nine months ended September 30, 2006 primarily resulted from deposits on equipment and licensing fees in the aggregate amount of $1,326,750.

    Cash provided by our financing activities for the nine months ended September 30, 2006 was $2,093,840, resulting primarily from our debt financing transaction in June 2006, as compared to cash used in our financing activities of $295 for the same period in 2005.

    During the nine months ended September 30, 2006 and 2005, we financed our operations primarily through cash generated from sales of our products, cash provided our debt financing transactions with Laurus Master Fund and through private placements of our common stock.

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

    ITEM 3 - CONTROLS AND PROCEDURES

    Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of September 30, 2006 (the "Evaluation Date"), that the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

        In July 2006, the Company issued 1,500,000 shares of common stock to acquire the rights to a license to manufacturer and sell plastic roofing tiles and recorded $153,000 in capital expenditures.

        In August 2006, the Company issued 937,500 shares of common stock to a consultant and an accredited investor upon the exercise of an option with an aggregate exercise price of $37,500, which was recorded as a service expense.

        In September 2006, the Company issued 625,000 shares of common stock to an accredited investor upon the exercise of an option with an aggregate exercise price of $25,000, which was paid in cash.

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

Item 3 - Defaults Upon Senior Securities

    None.

Item 4 - Submission of Matters to a Vote of Security Holders

    During the quarter ended September 30, 2006, no matters were submitted to a vote of the holders of our securities.

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

                                                        RPM Technologies, Inc.

Dated: November 20, 2006                                        /s/ Randy Zych
                                                        ----------------------
                                                                   Randy Zych
                                                          Chairman, Director,
                                                      Chief Executive Officer
                                                (principal executive officer)


Dated: November 20, 2006                                       /s/ David Lade
                                                        ----------------------
                                                                    David Lade
                                                       Chief Financial Officer
                                                 (principal financial officer)

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