Form 10KSB
period 2006-12-31
RPM TECHNOLOGIES INC
filed 2007-04-05
CIK 1099150

<pre>
===============================================================================
                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(MARK ONE)
 [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 For the fiscal year ended December 31, 2006     OR

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

                        Commission File Number 000-31291

                                 RPM TECHNOLOGIES, INC.
                      (Name of small business issuer in its charter)

                     Delaware                             36-4391958
               (state or other jurisdiction           (I.R.S. Employer
              Incorporation or Organization)          Identification No.)

          9981 West 190th St., Suite C, Mokena, Illinois         60448
          (Address of principal of Executive Offices)        (Zip Code)

                       Issuer's telephone number: (708) 479-0057

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

The issuer's revenue for the twelve months ended December 31, 2006 was $2,927,665.

The aggregate market value of the voting common equity held by non-affiliates of the registrant computed by reference to the closing sale price of the common equity on April 2, 2007 was approximately $2.6 million. The registrant has no outstanding non-voting common equity.

As of April 2, 2007, the number of shares outstanding of the registrant's only class of common stock was 38,947,541

Transitional Small Business Disclosure Format (check one): Yes [   ]  No [ X ]

DOCUMENTS INCORPORATED BY REFERENCE: None.
===========================================================================



                             PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    This report contains forward-looking statements, including among others:

    o   our product development activities;
    o our business strategy for establishing and maintaining a presence in the pallet and plastic roofing tile markets;
    o anticipated trends in our financial condition and results of operations; and
    o our ability to distinguish ourselves from our current and future competitors.

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

ITEM 1.  DESCRIPTION OF BUSINESS.

Overview

    We were incorporated in Delaware on April 10, 1996 under the name Mann Enterprise, Inc. On March 17, 2000, Mann Enterprise acquired RPM Technologies, Inc., a Colorado corporation ("RPM Colorado"), in a stock-for-stock exchange transaction. RPM Colorado had been engaged in the business of developing, producing and marketing plastic pallets since its inception in December 1997. On April 17, 2000, RPM Colorado was merged with and into Mann Enterprise. Immediately following the merger, Mann Enterprise changed its name to RPM Technologies, Inc.

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

    The size of the pallet industry is difficult to gauge due to the large number of small companies in the industry and the lack of standard information. The Wood Pallet Association estimates that the United States wood pallet industry is served by approximately 3,600 companies, most of which are small, privately held firms that operate in only one location. The Newia Polytechnic and State University Pallet and Container Research Laboratory has estimated that approximately 500 million new pallets are manufactured in the U.S. each year, of which wood pallets comprise over 90%.


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

    Our pallets are based upon proprietary designs that enable molders to accept and process most high-density plastic materials. A thermoplastic additive, developed by independent scientists, enables the amalgamation of chemically incompatible polymers. The additive acts as a catalyst to make commingled dissimilar polymers compatible, which would normally have little or no affinity for each other. The additive also reduces melt viscosity and acts as a wetting agent for inorganic substances. The additive is purchased by our contract manufacturers, which use the additive in molding the pallets. We have no legal rights to the additive. Because additives with similar attributes to the one used by our subcontract manufacturers are readily available, we believe that we are not heavily dependent on this particular additive.

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

    A vendor uses heavy-duty grinding and processing machinery and equipment to grind plastic for us at its facility. The facility recycles post-industrial and post-consumer plastic scrap. The majority of reground plastic produced in the form of high-density polyethylene (HDPE) and polypropylene (PP) flake is supplied to our contract manufacturers who produce our plastic pallets and custom plastic lumber. We have the capacity of processing approximately
10 million pounds of plastic scrap annually. Resin not used in the manufacture of our products is sold to other plastic product manufacturers, which defrays some of our costs and has the potential to generate additional profits or reduce our losses.

Product Advantages

    We believe that our plastic pallets offer the following advantages over wood pallets:

        o   lighter weight;
        o   more can fit in a shipping container;
        o   more user friendly and less likely to cause injuries;
        o   more environmentally friendly; and
        o   more sanitary.

    Our nestable pallet is considerably lighter than a wood pallet of comparable size. For example, our nestable 40" x 48" pallet weighs approximately 22 pounds while a wood pallet of similar dimensions weighs approximately 45 pounds. Because shipping costs are often calculated based on weight, shippers that use our plastic pallets immediately realize significant freight and shipping savings.

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

    Finally, our plastic pallets are more sanitary than wood pallets. Wood pallets have been identified as harboring vermin, bacteria and insects. For this reason, many countries have passed regulations requiring the costly treatment of certain wood pallets before they can be exported to these countries. Our pallets do not harbor pests and can be used for export to these countries without extra treatment. In addition, our pallets resist contamination and can be easily cleaned. Our pallets are also scuff-resistant and do not leech, absorb odors or lose color.

Long-Term Cost Advantages

    Sales of plastic pallets have not significantly penetrated the overall pallet market due in large part to their cost. Heavy-duty plastic pallets typically cost between $45.00 and $100.00, whereas new heavy-duty wood pallets typically cost approximately $20.00 and less sturdy wood pallets typically cost between $5.00 and $11.00. Based upon results of our surveys of plastic pallet manufacturers' websites conducted in 2005, we believe that the prices of our pallets, which range between $15.00 and $39.00, are significantly below the industry average.

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

        o Continue to promote our products. In addition to establishing further relationships with agents and distributors, we intend to extend our marketing activities through direct mail programs, trade organizations, trade journals and website promotions, among other activities. See "Business-Sales and Marketing."

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

    We believe that our ability to compete successfully depends on a number of factors, including the availability of capital, the quality of our supplier services, governmental regulations, our ability to eventually acquire other plastic and/or pallet-producing companies, the pricing policies of our competitors and suppliers, our ability to establish co-marketing relationships and general economic trends.

    One of the major competitive obstacles we face is the predominance of wood pallet use. Most shippers that use low-cost pallets for one-way shipping are primarily concerned with initial pallet cost. The initial cost of a low-cost wood pallet is typically far less than the initial cost for a plastic pallet. Thus, we cannot currently compete effectively in the one-way market segment. However, we believe that we compete successfully in the market for closed-loop shippers who use higher-quality grade one wood pallets. A "closed-loop" is a shipping and warehousing environment where pallets are shipped from a central warehouse or distribution center to outlets and returned to the same central warehouse for re-use rather than disposal. Because closed-loop shippers can use pallets many times, their primary concern is the cost per use for pallets. Because plastic pallets have a useful life of approximately 10 times that of grade one wood pallets, the cost per use of plastic pallets is often lower than the cost per use of wood pallets. The cost per use for plastic pallets is further reduced by recycling. Damaged pallets that are to be returned to us are stock piled in a central warehouse and eventually picked up by us to be recycled.

        The closed-loop distributor receives recycle credits on future orders for damaged pallets returned to us. Because of the competitive advantage of plastic pallets when a shipper's primary concern is cost per use, we intend to continue to focus our marketing efforts on closed-loop distributors that benefit most from long pallet life.

    We believe that we can capture a significant market share of the low-cost wood pallet market if and when we are able to produce a pallet directly competitive with inexpensive wood pallets. We believe this can be achieved as we develop and process less expensive recycled resins and composites. We are currently engaged in a study that utilizes otherwise unusable waste material and we are testing this material to determine if it will be a viable substitute for high density polyethylene or polypropylene. If this is the case, we believe that we may be able to reduce raw material costs, which typically account for 60% to 70% of a pallet's cost, and offer a plastic pallet competitive with low-cost new and used wood pallets. We are continuing our research and development in this area and hope to have developed solutions by the end of 2007.

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

Operations

    We do not currently own or operate any manufacturing facilities. Manufacturing and assembly of our pallets is currently being handled by Polytec Manufacturing, Inc., or Polytec, located in Wheaton, Minnesota. Polytec has a large-scale production facility with the appropriate presses and equipment to produce our pallets. We own the pallet molds and specify the resin used in production.

    Our contractual relationship with Polytec is, we believe, customary in the plastic molding industry and enables us to utilize other subcontract manufacturers at any time. Contacts with manufacturers throughout the United States also allow us greater flexibility in providing delivery and shipping savings to potential clients located in diverse areas. Polytec and others from whom we have received quotes have agreed to manufacture our pallets at a fixed price per pallet. Polytec has provided firm quotes to manufacture our pallets, but we do not have a formal binding contracts, which we believe is normal and customary in the molding industry.

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

    Polytec orders raw materials that we specify as appropriate for molding our products. There is currently no shortage of recyclable material and no shortage is anticipated. Major recyclers, large hospital companies, local governments, major manufacturers and other public and private organizations have expressed interest in providing raw materials to us. The volume of plastics these organizations generate far exceeds our current requirements. These materials are purchased at rates ranging from $0.05 to $0.32 per pound. In some cases, these materials are obtained at no charge, with costs limited to transportation and processing.

Proprietary Technology

    Our manufacturing and plastic pallet processing systems and our development efforts involve confidential operating systems and procedures, which we consider proprietary information owned by us. This proprietary information is not considered by us to be capable of patent protection.

    We believe that we have intellectual property rights in our pallet processing system, although we have no verification of these rights, and we cannot give any assurances that we can withstand or defend against any infringement of these rights. These rights are protected by non-disclosure and non-competition agreements, which have been executed by our sales agents, distributors and employees. The material terms of these agreements prohibit divulging marketing strategies, names of prospects and customers or manufacturing or operational techniques or procedures to any third-party without our written consent.

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

Expansion Plans - Plastic Roofing Products

    We have expanded our operations to produce plastic roofing tiles and subcontract manufacture these tiles from a compression molding company.
We believe that our plastic roofing products will be a viable alternative to more expensive traditional roofing products. We expect our plastic roofing products to be priced lower than wood shake, slate and clay tiles and we expect to price our plastic roofing products competitively with other alternative roofing materials. We believe that our plastic roofing tiles are considerably more durable than wood, slate or barrel tiles made from traditional materials. Our plastic roofing tiles have a life expectancy of approximately 50 years, whereas natural tiles have a life expectancy of approximately 20 years.

    We are offering a variety of roofing profiles and colors, including customization options, to satisfy diverse requests. We plan to initially offer simulated slate in six colors, simulated cedar slate in four colors, simulated Spanish tile in three colors and simulated flat cement thatch in five colors.

    We believe that traditional roofing products are generally either attractive or safe, but not both. We believe that our roofing products combine these two desirable characteristics and we aim to position our products with distributors and suppliers, contractors and builders, architects, and end-consumers as high-quality, durable, environmentally-friendly products that add beauty and safety to virtually any structure at a competitive price.

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

    Our Plastic Roofing Products

    We employ a proprietary substrate that can be molded into four primary roofing products: simulated slate, simulated cedar shake, barrel tile and flat tile. We expect that all of our plastic roofing tile products will be manufactured from recycled plastic material in a process that creates products that we believe are superior to all presently-employed roofing products. We believe that these products are superior for the following reasons:

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

    We offer a variety of roofing profiles and colors, including the following:

    SIMULATED SLATE. Our simulated slate tiles are cast from natural slate and are available in black, charcoal, gray, brown, red and green colors. Our simulated slate tiles are 12 x 18 inches and weigh approximately
2.0 lbs. per tile. We believe that our simulated slate tiles are beautiful and cannot be differentiated from genuine slate tiles except upon close examination.

    SIMULATED CEDAR SHAKE. Our simulated cedar shake tiles are cast from multiple patterns of genuine cedar shake and are available in pewter, charcoal, brown and weathered gray colors. We believe that we have obtained the natural beauty of real wood with these tiles. The length of this tile is 24 inches and our simulated cedar shake tiles are expected to be available in 5-, 7- and 12-inch widths weighing approximately 1.5, 2.0 and 3.0 lbs. per tile, respectively.

    SIMULATED SPANISH TILE. Our simulated Spanish tiles provide Mediterranean styling with all the beauty and durability of genuine clay tiles, but with greater ease of installation, and are available in terra cotta, brown and black colors. Our simulated Spanish tiles are 16.5 x 13 inches and weigh approximately
3.0 lbs. per tile.

    SIMULATED FLAT CEMENT THATCH. Our simulated flat cement thatch tiles are designed to offer the beautiful, aged look of old-world split tile roofs and are available in black, gray, red, brown and green colors.

    Each of our simulated tile products are tested to produce a Class A fire rating. In addition, we plan to have each of our simulated tile products tested to produce a Class 4 impact rating, except for our simulated Spanish tile product, which we plan to have tested to produce a Class 3 impact rating. We expect that the durability and fire-resistance ratings of our simulated tile products may reduce insurance premiums for the owners of homes and buildings that utilize these products.

    Environmental Considerations

    We believe that environmental considerations will favorably influence our ability to succeed. We estimate that the recycling business is a $240 billion industry. The EPA continues to raise recycling goals each year and we expect that even higher goals will be set in the future. In order to achieve its goals, the EPA is emphasizing the use of recycled materials employed in the construction of private and public structures.

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

    We have initiated direct mail campaigns, print advertising, website communications and memberships in appropriate industry and other related associations such as the Western States Roofing Contractor's Association, the Florida Roofing and Sheet Metal Contractors Association, the National Roofing Contractors Association and others. We anticipate that our print advertising programs will include a product sample affixed to a printed advertisement. We also anticipate that our direct mail campaigns will target select groups, such as distributors and suppliers, contractors and builders, architects and end consumers in an area-by-area launch program. We plan to have the mailing program contain an informational packet, product samples, price lists and advertising reprints of magazines or other advertising that we have circulated. We estimate that we will commence these campaigns within several months following insurance approvals and certification of our plastic roofing products from the International Council of Building Officials.

    We intend to advertise in select industry magazines such as Builder Magazine, Roofing Contractor Magazine, Roofing/Siding/Insulation Magazine, Environmental Design + Construction Magazine and Architectural West. We expect that the focus of our advertisements will be the advantages our products offer over traditional roofing products and our competitors' alternative roofing products.

    We have a website that is distinct from our existing plastic pallet websites. We include detailed descriptions and features of our line of alternative roofing products, the methods for ordering them and pricing information. We also expect to include methods for obtaining samples of these products and actual photos of roofs of homes and buildings that employ our products.

Competition

    There are a number of companies selling alternative roofing products. For example, we believe that CoStar Group, Inc. offers only slate and cedar slate alternative roofing products while Royal Building Products, Crowe Building Products, Amcraft Building Products and US Century offer only slate alternative roofing products. As noted above, we plan to initially offer simulated slate in six colors, simulated cedar slate in four colors, simulated Spanish tile in three colors, and simulated flat cement thatch in five colors. We believe that our offering of plastic roofing products will provide much-needed variety to the alternative roofing products market.

    We expect to be able to use only recycled materials to manufacture our roofing products. We believe that, although our direct competitors in this segment use some recycled materials, they frequently use virgin plastic which we believe results in higher prices without any discernable benefit.

Employees

    We currently have three full-time employees and two part-time employees. These employees are experienced in materials handling and plastic pallet operations, and they are involved in executive, corporate administration, operations and sales and marketing functions. We also utilize the services of outside consultants and experts on many of our projects to help reduce costs. Additional staffing will occur on an as-needed basis, dictated by the sales volume we achieve.

ITEM 2. DESCRIPTION OF PROPERTY.

    Our corporate offices are located at 9981 West 190th St., Suite C, Mokena, Illinois 60448, where we rent 2,300 square feet of space at $2,500 per month. We have leased this space for a term of three years. Randy Zych, our Chairman and Chief Executive Officer, and Charles Foerg, our President maintain separate personal offices out of which they also operate our business. No formal lease agreement exists for the use of these offices. During 2006 and 2005, we paid these officers an aggregate approximately $45,018 and $75,014, respectively, for the use of these offices and for the reimbursement of expenses paid personally by these officers on our behalf. We believe that our facilities are adequate for our needs for the near future.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of our security holders during the quarter ended December 31, 2006.

                                   PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

    Our common stock trades on the OTC Bulletin Board under the symbol "RPMM." The table below shows, for each fiscal quarter indicated, the high and low closing bid prices of our common stock. This information has been obtained from the Pink Sheets LLC, a research service company that compiles quote information reported on the National Association of Securities Dealers composite feed or other qualified interdealer quotation medium. The prices shown reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

                                                              High       Low
                                                             --------  --------
Year Ended December 31, 2005:
  First Quarter..........................................      $0.28      $0.14
  Second Quarter.........................................       0.15       0.05
  Third Quarter..........................................       0.09       0.04
  Fourth Quarter.........................................       0.19       0.04

Year Ended December 31, 2006:
  First Quarter..........................................      $0.18      $0.08
  Second Quarter.........................................       0.18       0.08
  Third Quarter .........................................       0.25       0.06
  Fourth Quarter.........................................       0.08       0.04

    As of April 2, 2007 we had 38,947,541 shares of common stock outstanding and held of record by approximately 600 shareholders. Within the holders of record of our common stock are depositories such as Cede & Co. that hold shares of stock for brokerage firms which, in turn, hold shares of stock for beneficial owners. On April 2, 2007, the last reported sale price of our common stock on the OTC Bulletin Board was $0.07 per share.

    We have never paid cash dividends on our common stock and do not intend to pay cash dividends on our common stock in the foreseeable future. We are restricted from paying dividends on our common stock under state law and under the terms of our outstanding term note. We currently anticipate that we will retain any earnings for use in the continued development of our business.

Recent Sales of Unregistered Securities

    We did not sell any unregistered securities during the quarter ended December 31, 2006.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

    The following discussion and analysis should be read in conjunction with our financial statements and notes to financial statements and the information included under the caption "Risk Factors" included elsewhere in this report. Except for historical information, the following discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions and our current beliefs regarding revenues we might earn if we are successful in implementing our business strategies. See "Special Note Regarding Forward-Looking Statements" for further information regarding forward-looking statements. Our actual above results may differ materially from the results discussed in the forward-looking statements as a result of a number of factors, many of which are beyond our control, including those factors discussed under "Risk Factors" and other headings in this report, which could, among other things, cause the price of our common stock to fluctuate substantially.

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

    We have established a formal corporate headquarters. We do not presently have the proceeds sufficient for us to purchase enough molding equipment and presses to fully enable us to produce our plastic pallets internally. Therefore we will to continue to outsource the grinding of our post-industrial and post-consumer plastic products used in the production of our plastic pallets the manufacturing of our pallets until we raise additional capital enabling us to purchase extra molds and presses.

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

Expansion - Plastic Roofing Products

    We have expanded our operations to produce plastic roofing tiles and subcontract manufacture these tiles from a compression molding company.
We believe that our plastic roofing products will be a viable alternative to more expensive traditional roofing products. We expect our plastic roofing products to be priced lower than wood shake, slate and clay tiles and we expect to price our plastic roofing products competitively with other alternative roofing materials. We believe that our plastic roofing tiles are considerably more durable than wood, slate or barrel tiles made from traditional materials. Our plastic roofing tiles have a life expectancy of approximately 50 years, whereas natural tiles have a life expectancy of approximately 20 years.

    We are offering a variety of roofing profiles and colors, including customization options, to satisfy diverse requests. We plan to initially offer simulated slate in six colors, simulated cedar slate in four colors, simulated Spanish tile in three colors and simulated flat cement thatch in five colors.

    We believe that traditional roofing products are generally either attractive or safe, but not both. We believe that our roofing products combine these two desirable characteristics and we aim to position our products with distributors and suppliers, contractors and builders, architects, and end-consumers as high-quality, durable, environmentally-friendly products that add beauty and safety to virtually any structure at a competitive price.

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

Revenue Recognition

    We derive revenues primarily from the sale of standard and custom plastic pallets. Our revenues occasionally include nonrecurring engineering revenues related to the development of customer-specific products. Sales of our products are generally made through either our internet site or independent manufacturers' representatives or through our stocking distributor. The majority of our shipments are made directly to our customers, with shipments to our manufacturing representatives and our stocking distributor, accounting for less than 10% of total revenues during 2006.

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

Inventories

    We have in the past used a combination of standard cost and moving average cost methodologies to determine our cost basis for our inventories. This methodology approximates actual cost on a first-in, first-out basis. In addition to stating our inventory at a lower of cost or market valuation, we also evaluate it each period for excess quantities and obsolescence. This evaluation includes identifying those parts specifically identified as obsolete and reserving for them, analyzing forecasted demand versus quantities on hand and reserving for the excess, identifying and recording other specific reserves, and estimating and recording a general reserve based on historical experience and our judgment of economic conditions. If future demand or market conditions are less favorable than our projections and we fail to reduce manufacturing output accordingly, additional inventory reserves may be required and would have a negative impact on our gross margin in the period the adjustment is made.

Long-Lived Assets

    We evaluate long-lived assets for impairment of their carrying value when events or circumstances indicate that the carrying value may not be recoverable. Factors we may consider in deciding when to perform an impairment review include significant negative industry or economic trends, significant changes or planned changes in our use of the assets, plant closure or production line discontinuance, technological obsolescence, or other changes in circumstances which indicate the carrying value of the assets may not be recoverable. If impairment appears probable, we evaluate whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their carrying value. If this is the case, we recognize an impairment loss to the extent that carrying value exceeds fair value. Fair value is determined based on market prices or discounted cash flow analysis, depending on the nature of the asset. Any estimate of future cash flows is inherently uncertain. The factors we take into consideration in making estimates of future cash flows include product life cycles, pricing trends, future capital needs, cost trends, product development costs, competitive factors and technology trends as they each affect cash inflows and outflows. Our markets are not highly cyclical and are not characterized by rapid shifts in demand that are difficult to predict in terms of direction and severity. If a fixed asset is written down to fair value that becomes the asset's new carrying value, which is depreciated over the remaining useful life of the asset.

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

Stock-Based Compensation

    We account for compensation cost related to employee stock options and other forms of employee stock-based compensation plans in accordance with the provisions of the Financial Accounting Standards Board's, or FASB, Statement of Financial Accounting Standard, or SFAS, No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement amends SFAS No. 123(R) "Accounting for Stock-Based Compensation" and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. Effective December 31, 2002, the Company's Board of Directors, in conjunction with public opinion and SFAS No. 148, elected to expense the imputed compensation cost related to stock options granted.

    The accounting for stock-based compensation involves a number of estimates about the expected lives of stock options, interest rates, stock volatility, and assumptions as well as the selection of a valuation model. We have elected to use the Black-Scholes option valuation model. A change in any of these estimates or a selection of a different option-pricing model could have a material impact on our stock based compensation expense.

Results of Operations

      Comparison of Results of Operations for the Years Ended December 31, 2006 and 2005

    Our revenues increased by $66,000, or 2.3%, from $2,862,000 in 2005 to $2,928,000 in 2006. Our growth in revenues in 2006 as compared to 2005 was nominal.

    Our cost of sales increased by $112,000, or 4.5%, from $2,504,000 in 2005 to $2,616,000 in 2006 and our gross profit decreased by $45,000, or 12.7% from $312,000 in 2006 to $357,000 in 2005.

    Total operating expenses increased by $505,000 or 36.0%, from $1,403,000 in 2005 to $1,908,000 in 2006. The increase in operating expenses was primarily due to a increase in non-cash compensation expenses related to the grants of stock options, and interest expense including debt discount amortization that occurred in 2006.

    Our net loss increased by $550,000, or 52.6%, from $1,046,000 in 2005 to $1,596,000 in 2006. The substantial increase in our net loss resulted primarily from non-cash compensation expenses related to the grants of stock options, and interest expense including debt discount amortization that occurred in 2006.

Liquidity and Capital Resources

    At December 31, 2006 and 2005, we had cash of $552,000 and $412,000, respectively. We had a working capital deficit of $890,000 as of December 31, 2006 and a working capital deficit of $850,000 as of December 31, 2005.

    Cash used in our operating activities totaled $1,322,000 for the year ended December 31, 2006 as compared to $280,000 for the year ended December 31, 2005.

    Cash used by our investing activities totaled $557,000 for the year ended December 31, 2006 as compared to cash provided by our investing activities of $1,474,000 for the year ended December 31, 2005. The substantial change in cash used in our investing activities in 2006 as compared to 2005 resulted primarily from an increase of $1,700,000 from restricted cash in 2005 associated with our previous financing with Laurus Master Fund, Ltd., or Laurus. In addition, in 2006, there were additional deposits of approximately $680,000 related to our plastic roofing tile business.

    Cash provided by our financing activities totaled $2,018,000 for the year ended December 31, 2006 as compared to cash used in our financing activities of $1,375,000 for the year ended December 31, 2005.

    During the years ended 2006 and 2005, we financed our operations through cash generated through sales of our products, through private placements of our equity securities and convertible and term debt financing transactions.

    In June 2006, we completed a financing transaction with Laurus, whereby Laurus purchased from us a $3.0 million term note and warrants to purchase up to 3,750,000 shares of our common stock in exchange for $3.0 million in cash. Of this amount, $1.2 million was used to pay down outstanding convertible debt owed to Laurus.

    Our total current liabilities increased by $864,000, or 49.3%, from $1,752,000 as of December 31, 2005 to $2,616,000 as of December 31, 2006. This
increase was largely due to a $625,000 increase in the current maturities of our note payable to Laurus and a $260,000 increase in accrued officer compensation from $1,115,000 as of December 31, 2005 to $1,375,000 as of December 31, 2006.
We are currently experiencing no pressure to pay the accrued compensation from the individuals to whom we owe this compensation as it consists primarily of unpaid salaries of Randy Zych and Charles Foerg.

    Our total current assets increased by $823,000, or 91.2%, from $902,000 as of December 31, 2005 compared to $1,725,000 as of December 31, 2006. This increase was primarily due to an increase in cash received in connection with our debt financing transaction with Laurus and a short term receivable to support our plastic tile roofing business in the amount of $800,000.

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

    We have no history of significant revenues, have not been profitable and may experience continued losses. Historically, we have relied upon cash from financing activities to fund all of the cash requirements of our business and have incurred significant losses and experienced negative cash flow. As of December 31, 2006, we had an accumulated deficit of $14,900,000. For the year 2006, we incurred a net loss of $1,596,000 and for the year 2005, we incurred a net loss of $1,046,000. We cannot predict when we will become profitable or if we ever will become profitable, and we may continue to incur losses for an indeterminate period of time and may never achieve or sustain profitability. An extended period of losses and negative cash flow may prevent us from successfully selling our plastic pallets or expanding our plastic roofing tile business.

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

    The stock market as a whole and individual stocks, including our common stock, historically have experienced wide price and volume fluctuations. During the year ended December 31, 2006, the high and low closing bid prices of our common stock were $0.25 and $0.04, respectively. The market price of our common stock may exhibit significant fluctuations in the future in response to various factors, many of which are beyond our control, and which include:

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

    As of April 2, 2007, we had outstanding 38,947,541 shares of common stock. We also have outstanding options to purchase up to 5,000,000 shares of our common stock and outstanding warrants to purchase up to 4,875,000 shares of our common stock. We cannot predict the effect, if any, that future sales of shares of our common stock into the market will have on the market price of our common stock. However, sales of a substantial number of shares of our common stock in the public market, or the perception that sales could occur, could adversely affect the market price of our common stock. Any adverse effect on the market price of our common stock could make it difficult for us to raise additional capital through sales of equity securities at a time and at a price that we deem appropriate.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

ITEM 8A. CONTROLS AND PROCEDURES

    Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of December 31, 2006 (the "Evaluation Date"), that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

    During the year ended December 31, 2006, there were no changes in our "internal controls over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION.

        None.

                          PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

    The directors and executive officers of RPM Technologies, Inc. and their ages, positions, business experience and education as of April 2, 2007 are as follows:

Name                  Age                  Position Held
------------------  -------  ----------------------------------------------
Randy Zych             62    Chairman, Chief Executive Officer and Director
Charles Foerg          74    President, Secretary, Treasurer and Director
David Lade             51    Chief Financial Officer, Controller and Director

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

    Based solely upon a review of copies of the reports furnished to us during the year ended December 31, 2006 and thereafter, or any written representations received by us from directors, officers and beneficial owners of more than 10% of our common stock ("reporting persons") that no other reports were required, we believe that, during 2006 all Section 16(a) filing requirements applicable to our reporting persons were met.

Board and Board Committees

    All directors hold office until the next annual meeting of shareholders or until their respective successors are elected or until their earlier death, resignation or removal.

    Our board of directors has an audit committee, a compensation committee and a nominating committee. The audit committee consists of Randy Zych, Charles Foerg and David Lade. Our Board has determined that Mr. Lade is an "audit committee financial expert." However, no member of our audit committee is considered by the Board to be independent. Our compensation and nominating committees consist of Messrs. Zych and Foerg. The duties and responsibilities of our audit committee and our nominating committee have been set forth in a written charter governing such committees.

Codes of Ethics

    Our board of directors has adopted a written code of ethics applicable to our Chief Executive Officer, our Chief Financial Officer and any other current or future senior financial officers. You may obtain copies of the Codes of Ethics by requesting copies, which will be provided free of charge upon written request to Investor Relations, RPM Technologies, Inc., 9981 West 190th St., Suite C, Mokena, Illinois 60448.

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

ITEM 10.  EXECUTIVE COMPENSATION.

    The Summary Compensation Table below provides information concerning the annual and long-term compensation for services in all capacities of Randy Zych, our Chief Executive Officer and Charles Foerg, our President, Secretary and Treasurer, or the named executives, during the years 2006 and 2005 that they were entitled to pursuant to employment agreements. No other employee of RPM was compensated in amounts exceeding $100,000 during the year ended December 31, 2006.

                       Summary Compensation Table
                       ---------------------------
   Name and                                          All Other
Principal Position       Year     Salary($)(1) Compensation($)(2)   Total($)
-------------------      -------  -----------  ------------------  ---------
Randy Zych               2006      $125,000       $ 20,796          $ 145,796
Chief Executive Officer  2005      $125,000      $ 17,887          $ 142,887

Charles Foerg,           2006      $ 85,000      $ 20,796          $ 105,796
President, Secretary     2005      $ 85,000      $ 17,887          $ 102,887
  -------------------
  (1) In 2006, cash of $26,032 was paid to Mr. Zych. The remainder of Mr. Zych's and Mr. Foerg's salaries for 2006 and 2005 were added to accrued compensation.
  (2) Represents amounts reimbursed to Messrs. Zych and Foerg for use of their personal offices for the reimbursement of expenses paid personally by these officers on our behalf.

Outstanding Equity Awards at Fiscal Year-End

     The following table provides information regarding the number of shares of our common stock underlying exercisable and unexercisable stock options held by the named executives.

                                          NUMBER OF
                                    SECURITIES UNDERLYING
                                   UNEXERCISED OPTIONS AT
                                      DECEMBER 31, 2006              OPTION            OPTION
                               ------------------------------       EXERCISE         EXPIRATION
            NAME               EXERCISABLE      UNEXERCISABLE        PRICE($)           DATE
---------------------------    -----------      -------------      -----------      -------------
Randy Zych.................     2,500,000            --             $  0.50         Sept. 1, 2007
Charles Foerg..............     2,500,000            --             $  0.50         Sept. 1, 2007

Directors Compensation

    Our directors do not receive any compensation in their capacity as members of our board of directors, but may be reimbursed for reasonable expenses incurred in connection with attendance of meetings of the board of directors. No amounts were reimbursed to directors in 2006 for expenses that may have been incurred by such directors in connection with attendance of meetings of the board of directors.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

    The following table sets forth, as of April 2, 2007, certain information with respect to (i) each director of our company, (ii) the named executives, and (iii) all directors and executive officers of our company as a group, and
(iv) each person known to our company to be the beneficial owner of more than 5% of our common stock. The information with respect to each person specified is as supplied or confirmed by such person or based upon statements filed with the Commission.

Name and Address of             Title of        Amount and Nature of
of Beneficial Owner (1)        Class           Beneficial Ownership(2)     Percent of Class
--------------------------     ---------       ------------------------   ------------------
Randy Zych                      Common              3,600,000(3)                 8.69%

Charles Foerg                   Common              3,102,000(4)                 7.48%

David Lade                      Common                 72,000                     *

All directors and executive
officers as a group
(3 persons)                     Common              6,774,000(5)                15.41%
--------------------------
*       Less than 1.00%

(1) The address of each director and executive officer named in this table is c/o RPM Technologies, Inc., 9981 West 190th St., Suite C,
        Mokena, Illinoi,60448

(2)     Beneficial ownership is determined in accordance with the rules  of
        the  Securities  and  Exchange  Commission   and generally includes
        voting or investment power with  respect to securities. Except as indicated by footnote, and subject to community  property laws where applicable,  the persons named in the  table above have  sole voting and  investment power with respect to all  shares of common stock shown  as beneficially owned by them. Shares of common stock subject to options currently exercisable, or exercisable within  60 days after April 2, 2007, are deemed to be outstanding in
        calculating the percentage ownership  of a person or  group but are not deemed to be outstanding as to any other person or group.

(3)     Includes 2,500,000 shares of common stock underlying options.

(4)     Includes 2,500,000 shares of common stock underlying options.

(5)     Includes 5,000,000 shares of common stock underlying options.

Equity Compensation Plan Information

    The following table and the accompanying footnotes give information about our common stock that may be issued upon the exercise of options, warrants and rights under our stock option plans, as well as warrants and rights issued outside of any formal plan as of December 31, 2006.

                                                                          Weighted-average       Number of
                                            Number of Securities to        Exercise Price        Securities
                                            be Issued Upon Exercise       of Outstanding          Remaining
                                               of Outstanding Options,    Options, Warrants      Available for
              Plan Category                    Warrants and Rights            and Rights         Future Issuance
----------------------------------------    ----------------------------  ------------------   ------------------
Equity compensation plans approved by
  security holders.....................              -                            -                   -
Equity compensation plans not approved
  by security holders..................        8,300,000                       $0.31                 N/A
                                            ----------------------------  ------------------   ------------------
Total                                          8,300,000                       $0.31                 N/A
----------------------------

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

    We conduct many executive office functions from the separate personal offices of Randy Zych, our Chairman and Charles Foerg, our President. No formal lease agreement exists for the use of these offices. During 2006 and 2005, we paid these officers an aggregate of $45,018 and $75,014, respectively, for the use of these offices and for the reimbursement of expenses paid personally by these officers on our behalf. We believe that our facilities are adequate for our needs for the near future.

    As of December 31, 2006 and 2005 we had accrued approximately $1,375,000 and $1,115,000, respectively, in earned but unpaid officer compensation.

    We are or have been a party to employment and compensation arrangements with related parties, as more particularly described above under the headings "Compensation of Executive Officers," "Employment Contracts and Termination of Employment and Change-in-Control Arrangements" and "Director Compensation."

Director Independence

    The members of our board of directors are Randy Zych, Charles Foerg and David Lade. None of the members of our board of directors is independent.

ITEM 13. EXHIBITS.

    Reference is made to the Index to Exhibits that follows the consolidated financial statements contained in this report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

   The following table presents fees for professional audit services rendered by Frank L. Sassetti & Co. for the year ended December 31, 2006 and S. W. Hatfield, CPA for the year ended December 31, 2005.

                              2006             2005
                            --------        --------
    Audit Fees              $34,493         $ 37,500
    Audit-Related Fees          --              --
    Tax Fees                  1,750             --
    All Other Fees              --              --
                            --------        --------
    Total                   $36,243         $ 37,500

    AUDIT FEES. Consist of amounts billed for professional services billed for the audit of our annual consolidated financial statements included in our Annual Reports on Forms 10-KSB and the reviews of our interim consolidated financial statements included in our Quarterly Reports on Forms 10 QSB, as well as other regulatory filings.

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

                               RPM TECHNOLOGIES, INC.
                            Index to Financial Statements

                                                                       Page(s)
                                                                     ---------
Report of Independent Registered Public Accounting Firm                    F-2

Financial Statements

  Balance Sheets
    as of December 31, 2006 and December 31, 2005                          F-3

  Statements of Operations and Comprehensive Loss
    for the years ended December 31, 2006 and December 31, 2005            F-4

  Statement of Changes in Stockholders' Equity
    for the years ended December 31, 2006 and December 31, 2005            F-5

  Statements of Cash Flows
    for the years ended December 31, 2006 and December 31, 2005            F-6

  Notes to Financial Statements                                            F-7

To The Board of Directors
RPM Technologies, Inc.
Mokena, Illinois

        REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of RPM TECHNOLOGIES, INC. as of December 31, 2006 and 2005 and the related statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RPM TECHNOLOGIES, INC. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States.

/s/ Frank L. Sassetti & Co.
----------------------------
March 13, 2007
Oak Park, Illinois



6611 W. North Avenue * Oak Park, Illinois 60302 * Phone (708) 386-1433
* Fax (708) 386-0139

                           RPM TECHNOLOGIES, INC.
                                BALANCE SHEETS
                          December 31, 2006 and 2005

                                  December 31,      December 31,
                                      2006              2005
                                  ------------      ------------
                        ASSETS
                        ------
Current Assets
  Cash and cash equivalents       $      551,688   $   411,904
  Accounts receivable - trade,
   net of allowance for doubtful
   accounts of $35,000 and $-0-,
   respectively                          373,784        475,622
  Other receivable                       800,000              -
  Pallet inventory                             -         14,360
                                  --------------    -----------
    Total Current Assets               1,725,472        901,886
                                  --------------    -----------
    Net Property and Equipment           657,690        730,870
                                  --------------    -----------
Other assets
  Equipment held for sale                 60,000        112,800
  Deferred loan fees, net                105,417              -
  Refundable deposits and other          697,103         17,353
                                  --------------    -----------
     Total Other Assets                  862,520        130,153
                                  --------------    -----------
Total Assets                      $    3,245,682    $ 1,762,909
                                  ==============    ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
           ----------------------------------------------
Current Liabilities
  Note payable                    $      50,000  $     50,000
  Accounts payable - trade              378,949       476,826
  Accrued interest payable               53,967        49,707
  Accrued officer compensation        1,375,362     1,114,876
  Other accrued liabilities              82,368        60,475
  Current portion of term note          675,000             -
                                  --------------    -----------
    Total Current Liabilities         2,615,646     1,751,884
                                  --------------    -----------
Convertible Term Note                         -       986,358

Term note less discount
of $369,100 and current portion       1,945,000             -
    --------------    -----------
    Total Liabilities                 4,560,646     2,738,242

Commitments and Contingencies
Stockholders' Equity (Deficit)
  Common stock - $0.001 par value.
    250,000,000 shares authorized.
    33,510,041 and 25,096,070 shares
    issued and outstanding,
    respectively                         33,510        25,096
  Additional paid-in capital         11,139,679     9,891,799
  Deferred compensation -
   fair value of vested stock
   options                            2,455,000     2,455,000
  Accumulated deficit               (14,943,153)  (13,347,228)
                                  --------------    -----------
Total Stockholders' Equity (Deficit) (1,314,964)     (975,333)
                                  --------------    -----------
Total Liabilities and
     Stockholders' Equity (Deficit)   3,245,682    $1,762,909
                                  ==============   ============
The accompanying notes are an integral part of these financial statements.

                              RPM TECHNOLOGIES, INC.
                  STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                      Years ended December 31, 2006 and 2005



                                             Year ended     Year ended
                                            December 31,    December 31,
                                                2006            2005
                                           --------------   -------------
Revenues                                     $2,927,665     $2,862,253

Cost of sales                                 2,615,695      2,504,875
                                           --------------   -------------
Gross profit                                    311,970        357,378

Expenses
  Sales and marketing expenses                  198,618        209,596
  Payroll and related expenses                  281,303        274,328
  Professional and consulting fees              236,387        186,407
  General and administrative expenses           211,996        220,562
  Interest expense                              458,184        105,192
  Depreciation                                  157,407         90,618
  Compensation expense related to fair
    value of granted stock options              364,000       230,000
  Compensation expense related to common stock
    issuances at less than "fair value"               -         86,475
                                           --------------   -------------
    Total operating expenses                  1,907,895      1,403,178
                                           --------------   -------------
Loss from operations                         (1,595,925)    (1,045,800)
Other income
  Interest income                                     -              -
                                           --------------   -------------
Loss before income taxes                     (1,595,925)    (1,045,800)
Provision for income taxes                         -                 -
                                           --------------   -------------
Net Loss                                     (1,595,925)    (1,045,800)
Other comprehensive income                         -                 -
                                           -------------  --------------
Comprehensive Loss                          $(1,595,925)   $(1,045,800)
                                           =============  ==============
Loss per weighted-average share of
  common stock outstanding,
  computed on Net Loss - basic and
  fully diluted                                 $(0.05)        $(0.05)
                                           ==============   =============
Weighted-average number of shares of common
  stock outstanding                           30,830,390     20,910,690
                                           ==============   =============

The accompanying notes are an integral part of these financial statements.


                              RPM TECHNOLOGIES, INC.
                    STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                       Years ended December 31, 2006 and 2005

                                              Additional     Deferred        Stock
                       Common Stock            paid-in    compensation-  subscription Accumulated
                       Shares    Amount        capital    stock options  receivable     deficit       Total
                      -----------------       ---------- -------------- -----------  ------------  ----------
Balances at
  January 1, 2005   18,980,520  $18,981     $9,526,200   $2,225,000     $(21,971)  $(12,301,428) $ (553,218)

  Cash                2,550,000   2,550          94,479         -          21,971           -        119,000
  Rights for a license  615,550     615          67,095         -            -              -         67,710
  Professional fees   2,950,000   2,950         204,025         -            -              -        206,975
  Deferred compensation-
    fair value of granted
    stock options           -          -             -       230,000         -              -        230,000

Net loss for the year       -          -             -            -          -        (1,045,800) (1,045,800)
                     ----------  --------    -----------  -----------    ---------  ------------- ------------
Balances at
  December 31, 2005  25,096,070  $25,096     $9,891,799   $2,455,000     $    -     $(13,347,228)  $(975,333)

  Cash                4,925,000   4,925         126,075         -             -             -        131,000
  Professional fees   1,988,971   1,989         156,305         -             -             -        158,294
  Rights to a license 1,500,000   1,500         151,500         -             -             -        153,000
Debt discount fair
   value of warrants
   issued                 -          -          450,000         -             -             -        450,000
  Fair value of granted
   Stock options          -          -          364,000         -             -             -        364,000
Net loss for the year     -          -             -            -             -       (1,595,925) (1,595,925)
                     ----------  --------    -----------  -----------    ---------  ------------- ------------
Balances at
  December 31, 2006  38,947,541  $33,510    $11,139,679   $2,455,000     $    -     $(14,943,153)$(1,314,964)
                     ========== =========    ===========  ===========    ========== ============== ===========
The accompanying notes are an integral part of these financial statements.

                               RPM TECHNOLOGIES, INC.
                             STATEMENTS OF CASH FLOWS
                       Years ended December 31, 2006 and 2005

                                           Year ended    Year ended
                                          December 31,   December 31,
                                              2006          2005
                                          ------------   ------------
Cash Flows from Operating Activities
  Net Loss                                 $(1,595,925) $(1,045,800)
  Adjustments to reconcile net
    income to net cash used in
    operating activities
      Depreciation, amortization and
         asset impairment                      246,887       90,618
      Compensation and consulting
        expense related to fair
        value of granted stock options         364,000      230,000
      Compensation and consulting expense
        related to common stock issuances      158,294      206,975
      (Increase) Decrease in
        Accounts receivable - trade and other (698,162)    (190,659)
        Inventory                               14,360      (14,360)
        Refundable deposits and other                -        2,500
      Increase (Decrease) in
        Accounts payable                       (97,877)     142,264
        Interest and other accrued
         liabilities                            26,153       75,691
        Accrued officers compensation          260,486      222,728
                                          -------------  ----------
    Net cash used in operating activities   (1,321,784)    (280,043)
                                          -------------  -----------
Cash Flows from Investing Activities

  Change in restricted cash from
       convertible term note                         -     1,737,280
  Purchase of property and equipment          ( 29,824)     (263,627)
  Deposits on equipment and other             (526,750)            -
                                          -------------  ------------
    Net cash provided by (used in)
     investing activities                     (556,574)    1,473,653
                                          -------------  ------------

Cash Flows from Financing Activities
  Cash received on term note                 3,000,000             -
  Principal payments on notes payable         (986,358)   (1,493,642)
  Proceeds from sales of common stock          131,000       119,000
  Deferred Loan Fees                          (126,500)            -
                                          -------------  ------------
    Net cash provided by (used in)
     financing activities                    2,018,142    (1,374,642)
                                          -------------  ------------

Increase (Decrease) in Cash and
   Cash Equivalents                            139,784      (181,032)
Cash and cash equivalents at beginning
   of period                                   411,904       592,936
                                          -------------  ------------
Cash and cash equivalents at end of period   $ 551,688     $ 411,904
                                          =============  ============

Supplemental Disclosures of Interest
    and Income Taxes Paid
  Interest paid during the period            $ 370,674     $  89,976
                                             =========     ==========
  Income taxes paid (refunded)               $       -     $       -
                                             =========     ==========
Supplemental Disclosure of Non-Cash
  Investing and Financing Activities

Debt discount with corresponding
   increase to paid in capital               $ 450,000     $       -
                                             =========     ==========
Issuances of stock for satisfaction
    of debt and accrued interest             $       -     $  67,710
                                             =========     ==========
Issuance of common shares for future
     services                                $ 153,000     $       -
                                             =========     ==========


The accompanying notes are an integral part of these financial statements.

 RPM TECHNOLOGIES, INC.
  NOTES TO FINANCIAL STATEMENTS


Note A - Organization and Description of Business

RPM Technologies, Inc. (the "Company") was incorporated on April 10, 1996 in accordance with the laws of the State of Delaware as Mann Enterprise, Inc.

The Company is in business to develop, produce, market and sell plastic pallets to various unrelated entities located throughout the United States, Canada, Central and South America. The Company has developed what it believes is a proprietary process for the manufacture of plastic pallets at costs comparable to those currently in use constructed of wood pallets which are designed to meet current and future anticipated environmental standards, encourage the preservation of trees and promote plastic recycling.

Expansion - Plastic Roofing Products

    The Company has expanded its operations to produce plastic roofing tiles and subcontract to manufacture these tiles from a compression molding company. The Company anticipates that its plastic roofing products will be a viable alternative to more expensive traditional roofing products. The Company expects its plastic roofing products to be priced lower than wood shake, slate and clay tiles and it expects to price its plastic roofing products competitively with other alternative roofing materials. The Company believes that its plastic roofing tiles are considerably more durable than wood, slate or barrel tiles made from traditional materials. The plastic roofing tiles have a life expectancy of approximately 50 years, whereas natural tiles have a life expectancy of approximately 20 years.

    The Company is offering a variety of roofing profiles and colors, including customization options, to satisfy diverse requests. It plans to initially offer simulated slate in six colors, simulated cedar slate in four colors, simulated Spanish tile in three colors, and simulated flat cement thatch in five colors.

    The Company believes that traditional roofing products are generally either attractive or safe, but not both. It also believes that its roofing products combine these two desirable characteristics and the Company aims to position its products with distributors and suppliers, contractors and builders, architects, and end- consumers as high-quality, durable, environmentally-friendly products that add beauty and safety to virtually any structure at a competitive price.

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

6.  Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. At December 31, 2006 and 2005, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization.

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

As of December 31, 2006 and 2005, the Company had outstanding stock options to acquire up to 7,437,500 and 8,300,000 and outstanding stock warrants to acquire up to 4,875,000 and 2,125,000 shares of common stock of the Company, respectively, and the Company's outstanding stock options and warrants are anti-dilutive due to the Company's net loss position.

9. Accounts Receivable

The Company makes judgments as to the collectibility of accounts receivable based on historic trends and future expectations. Management estimates an allowance for doubtful accounts, which represents the collectibility of the receivables. The allowance was $35,000 as of December 31, 2006 and $0 at December 31, 2005.

10. Inventories

Inventories, which consist of finished goods, are valued at the lower of cost or market using the first-in, first-out method of valuation.

11. Warranty Costs

    The Company sells products with warranties that they will be free of faulty workmanship or defective materials and that they will conform to published specifications or other specifications mutually agreed to with a customer. An accrual for expected warranty costs results in a charge to the financial results in the period recorded. This liability can be difficult to estimate and, if the Company experiences warranty claims in excess of its projections, it may need to record additional accruals, which would adversely affect the Company's financial results.

    The Company allows only its distributors to exchange product for other than warranty reasons. If the Company is unable to repair or replace a product returned under warranty, it issues a credit for a warranty return. As of December 31, 2006 and 2005 the Company did not require a warranty accrual.


12. Recently Issued Pronouncements

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

In December 2004, the FASB issued SFAS 153, "Exchanges of Nonmonetary Assets, an amendment of APB 29, Accounting for Nonmonetary Transactions." This statement's amendments are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, SFAS 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Provisions of this statement are effective for fiscal periods beginning after June 15, 2005. This initial application of SFAS 153 did not have a significant impact on the Company's financial position or results of operations.


In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations"("FIN 47"), which is an interpretation of SFAS 143, "Accounting for Asset Retirement Obligations." FIN 47 clarifies terminology within SFAS 143 and requires an entry to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The adoption of this statement did not have a material impact on the Company's financial statements.

In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which will require entities that voluntarily make a change in accounting principle to apply that change retroactively to prior periods' financial statements unless this would be impracticable. SFAS No. 154 supersedes Accounting Principles Board Opinion No. 20, "Accounting Changes" ("APB No. 20"), which previously required that most voluntary changes in accounting principle be recognized by including in the current period's net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. Another significant change in practice under SFAS No. 154 will be that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting principle. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005. The provisions of SFAS No. 154 did not affect the Company's consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments," which amends SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities," and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. This statement shall be effective for all financial instruments acquired, issued or subject to a remeasurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. The provisions of SFAS No. 155 are not expected to have a material effect on the Company's consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets," which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. SFAS No. 156 amends FASB SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity's exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity's fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. SFAS No. 156 also describes the manner in which it should be initially applied. The provisions of SFAS No. 156 are not expected to affect the Company's financial statements.

In June 2006, the FASB released FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. A company must determine whether it is "more-likely-than-not" that a tax position will be sustained upon examination, including resolution of any related appeals or litigation procedures, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. This interpretation is effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of this interpretation is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period this interpretation is adopted. The provisions of FIN 48 are not expected to have a material effect on the Company's financial statements.

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

Note E- Stock Options

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement amends SFAS No. 123(R) "Accounting for Stock-Based Compensation" and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. Effective December 31, 2002, the Company's Board of Directors, in conjunction with public opinion and SFAS No. 148, elected to expense the imputed compensation cost related to stock options granted during fiscal 2002.

Note F - Concentrations of Credit Risk

The Company maintains its cash accounts in a financial institution subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company is entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During the years ended December 31, 2006 and 2005, the Company maintained deposits in various financial institutions with credit risk exposures in excess of statutory FDIC coverage. The Company incurred no losses during 2006 or 2005, or subsequent thereto, as a result of any unsecured bank balance.

  RPM TECHNOLOGIES, INC.
  NOTES TO FINANCIAL STATEMENTS - CONTINUED

Note G - Property and Equipment

Property and equipment consisted of the following components at December 31, 2006 and 2005, respectively:

                                2006          2005         Estimated life
                            ------------ -------------    --------------
Molds, tools and dies        $875,801     $875,801           10 years
Production equipment          285,036      261,086        15-20 years
Computer equipment             18,157       18,157            3 years
Furniture and fixtures          5,874          -              7 years
                           -----------   -------------
                            1,184,868    1,155,044
Accumulated depreciation     (527,178)    (424,174)
                           -----------   -------------
Net property and equipment $  657,690    $ 730,870
                           ===========   =============

Depreciation expense for the years ended December 31, 2006 and 2005, respectively, was $157,407 and $90,618.

Note H - Note Payable

Note Payable consists of the following:
                                            December 31,  December 31,
                                                2006          2005
                                            ------------  ------------
$50,000 note payable to an individual.
Interest at 10.0% per annum. Principal
and all accrued, but unpaid, interest is
due at maturity in November 2002.
Unsecured.  During 2005, the Company and
the lender renegotiated the due date and
conversion terms of this debt whereby the
final settlement is deferred until January 3,
2008 and has a fixed conversion rate of $0.25
per share                                     $50,000       $50,000
                                             ==========    ===========
Note I - Term Note

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

  RPM TECHNOLOGIES, INC.
  NOTES TO FINANCIAL STATEMENTS - CONTINUED

Note J - Income Taxes

As of December 31, 2006 and 2005 the Company had estimated net operating loss carryforwards of approximately $6,400,000 and $5,178,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2018. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50% change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for the years ended December 31, 2006 and 2005 differed from the statutory federal rate of 34% as follows:

                                    2006          2005
                                ------------  -------------
Statutory rate applied to
 income before income taxes     $ (543,000)   $  (356,000)
Increase (decrease) in income
  taxes resulting from:
  Nondeductible compensation
    Expense                        124,000        108,000
  Amortization of debt discount     24,000           -
  State income taxes                  -              -
  Other, including reserve
     for deferred tax asset
     and application of net
      operating loss
      carryforward                 395,000        248,000
                                ------------  -------------
      Income tax expense        $    -        $    -
                                ============  =============

Temporary differences, consisting primarily of statutory deferrals of expenses for pre-operations interest expense, research and development expenses and start-up costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of December 31, 2006 and 2005, respectively:

                                              2006          2005
                                          ------------  ------------
      Deferred tax assets
        Net operating loss carryforwards  $2,431,000    $1,968,000
        Less valuation allowance          (2,431,000)   (1,968,000)
                                          ------------- -------------
      Net Deferred Tax Asset              $        -    $        -
                                          ============  =============

For the years ended December 31, 2006 and 2005 the valuation allowance increased by approximately $463,000 and $249,000, respectively.

Note K - Common Stock Transactions

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

In December 2005, the Company issued 950,000 shares of common stock to an accredited investor upon the exercise of an option with an aggregate exercise price of $20,000, which was paid in cash. During 2006, the Company issued an aggregate of 1,988,971 shares of common stock to various consultants for services valued at approximately $522,294, which includes a non-cash charge to operations of approximately $120,000 for the difference between the agreed-upon value of the services provided and the estimated "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of each respective transaction.

During 2006, the Company sold approximately 4,925,000 shares of common stock for aggregate proceeds of approximately $131,000.

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

In May 2006, the Company issued 551,471 shares of common stock to a consultant and recorded an additional $2,344 in services expenses.
In July 2006, the Company issued 1,500,000 shares of common stock to acquire the rights to a license to manufacture and sell plastic roofing tiles and recorded $153,000 in other assets.

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

As of December 31, 2006, no options to acquire common stock under the 2002 Plan were outstanding.

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

As of December 31, 2006, no options to acquire common stock under the 2003 Plan were outstanding.

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

On April 17, 2006, the Company issued an option to purchase 5,000,000 shares of restricted common stock to an accredited investor at an exercise price of $0.04 per share, exercisable until April 16, 2007.

The following tables summarize all common stock options granted through the two years ended December 31, 2006.

                                                            Weighted-average
                                                            price per share
                                                            ----------------
    Options outstanding at January 1, 2005    9,100,000           $0.94
      Issued                                  5,000,000           $0.50
      Exercised                              (1,700,000)            -
      Expired/Terminated                     (4,100,000)            -
                                              ---------
    Options outstanding at December 31, 2005  8,300,000           $0.70
                                              =========

    Options outstanding at January 1, 2006    8,300,000           $0.70
      Issued                                  5,000,000           $0.04
      Exercised                              (5,862,500)          $0.03
      Expired/Terminated                              -           $   -
                                              ----------
    Options outstanding at December 31, 2006  7,437,500           $0.35
                                              ==========

                  Options     Options     Options     Options
                  granted    exercised  terminated  outstanding Exercise price
2002 investors    3,100,000   2,500,000    600,000           -   $3.00 - $4.00
2002 officers     3,500,000         -    3,500,000           -   $0.50
2004 officers     5,000,000         -        -       5,000,000   $0.50
2005 investors    5,000,000   5,000,000      -               -   $0.02
2006 investors    5,000,000   2,562,500      -       2,437,500   $0.04
                 ----------   ---------  ---------   ---------
  Totals         21,600,000  10,062,500  4,100,000   7,437,500

The weighted-average exercise price of all issued and outstanding options at December 31, 2006 was approximately $0.35 and all issued and outstanding options are vested and eligible for exercise.

The weighted-average remaining contractual life of the options outstanding at December 31, 2006 was 0.58 years. The exercise prices of the options outstanding at December 31, 2006 ranged from $0.04 to $0.50 per share. The following table summarizes the outstanding options at December 31, 2006:

                                                Weighted-     Weighted-
                                     Weighted-   average       average
                                      average    exercise     exercise
  Range of     Stock     Stock       remaining   price of     price of
  exercise    options   options     contractual   options      options
   prices  outstanding exercisable     life      outstanding outstanding
---------- ----------- -----------   ----------- ----------- -----------
  $0.50      5,000,000  5,000,000       0.67 yrs     $0.50      $0.50
  $0.04      2,437,500  2,437,500       0.29 yrs     $0.04      $0.04
           ----------- ------------
             7,437,500  7,437,500

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

Year ended December 31, 2006
----------------------------
Expected life of the option:  The initial life of the corresponding option,
                              12 months.
Expected volatility in
  the Company's stock price:  300.0%, which was based on fluctuations of the
                              Company's stock price over the past fiscal year.

Expected dividends:           Zero (0.00) based on past performance

Anticipated risk free
   interest rate:             Estimated to be 6.0%.

This calculation resulted in approximately $364,000 being charged to operations for the year ended December 31, 2006 for stock options issued during the year.

The weighted-average fair value of options covering approximately 5,000,000 shares of common stock granted during the year ended December 31, 2006 for which the exercise price was less than the market price on the grant date was $0.08 and the weighted-average exercise price was $0.04.

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

Note M - Stock Warrants

On June 23, 2006, the Company issued warrants to purchase an aggregate of up to 3,750,00 shares of the Company's common stock to Laurus Master Fund, Ltd. in conjunction with a $3,000,000 secured term note due June 23, 2006. The warrants expire on June 22, 2016. The warrants are exercisable at $0.001 per share.

Warrants to purchase an aggregate of up to 1,000,000 shares of the Company's common stock exercisable at $3.00 per share expired on August 20, 2006.

Warrants to purchase up to 375,000 shares of the Company's common stock exercisable at $0.30 per share expire on July 9, 2007.

Warrants to purchase up to 375,000 shares of the Company's common stock exercisable at $0.36 per share expire on July 9, 2007.

Warrants to purchase up to 375,000 shares of the Company's common stock exercisable at $0.42 per share expire on July 9, 2007.

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

On September 1, 2002, the Company's Board of Directors ratified an Employment Agreement with Charles Foerg to serve as the Company's President.
The Agreement term was effective as of September 1, 2002 and expires on the third anniversary date of the Agreement with an automatic five (5) year extension unless either the Company or the President provides a 180-day written notice not to continue the Agreement. This Agreement provides the President with an initial annual base salary of $85,000 per year, payable in cash. Each subsequent year's base salary shall be negotiated between the Company and Mr. Foerg in good faith; however, each subsequent year shall not be at an amount less than the initial base amount of $85,000. Further, the Company paid a signing bonus of 500,000 shares of common stock upon execution of this Agreement.

As of December 31, 2006 and 2005, the Company had accrued approximately $1,375,000 and $1,115,000, respectively, in earned but unpaid officer compensation and expenses.

Building Lease

The Company terminated its lease of its administrative offices and plant facilities on a long-term operating lease. The lease was for a 61 month term from December 1, 2004 through December 31, 2009. The lease termination was effective November 30, 2006.

On December 1, 2006, the Company's leased new office space consisting of 2,300 square feet at a rate of $2,500 per month for three years.

  RPM TECHNOLOGIES, INC.
  NOTES TO FINANCIAL STATEMENTS - CONTINUED

Note N - Commitments

Total rent expense for the years ended December 31, 2006 and 2005 was $77,099 and $53,020, respectively.

Note O - Selected Financial Data (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2006 and 2005.

               Quarter ended    Quarter ended   Quarter ended   Quarter ended
                  March 31,         June 30,      September 30,  December 31,
               -------------    -------------   --------------- --------------
 2006

  Revenues         909,644          732,071         627,043         658,907
  Gross profit     224,124           25,033          20,382          42,431
  Net loss        (104,807)        (745,626)       (341,858)       (403,634)
  Basic and fully
  diluted loss
  per share         $(0.00)        $(0.03)         $(0.01)         $(0.01)
  Weighted-average
    number of shares
    issued and
    outstanding  27,540,514        29,649,965      32,037,926      33,510,041

 2005

  Revenues        $830,567         $827,509        $543,972      660,205
  Gross profit     188,068           70.115         142,308      (43,113)
  Net loss        (119,564)        (198,426)       (148,198)    (579,612)
  Basic and fully
  diluted loss
  per share         $(0.01)          $(0.01)         $(0.01)    $ (0.02)
  Weighted-average
    number of shares
    issued and
    outstanding  18,980,520       19,539,322       21,459,113    23,606,940

                           INDEX TO EXHIBITS
Exhibit
Number      Description
--------    -----------
3.1         Certificate of Incorporation of the Registrant, as amended (1)

3.2         Bylaws of the Registrant, as amended (1)

10.1 Employment Agreement dated as of September 1, 2002 between the Registrant and Randy Zych (#)(2)

10.2 Employment Agreement dated as of September 1, 2002 between the Registrant and Charles Foerg (#)(2)

10.3       License and Royalty Agreement dated June 1, 2006 by and between RPM
            Technologies, Inc. and Gerald Edson (3)

10.4       Securities Purchase Agreement dated as of June 19, 2006 between RPM
            Technologies, Inc. and Laurus Master Fund Ltd. (3)

10.5       Secured Term Note dated as of June 19, 2006 in favor of Laurus
            Master Fund, Ltd. (3)

10.6       Common Stock Purchase Warrant issued as of June 19, 2006 to
            Laurus Master Fund, Ltd. (3)

10.7       Registration Rights Agreement dated as of June 19, 2006 between
            RPM Technologies, Inc. and Laurus Master Fund, Ltd. (3)

10.8       Master Security Agreement dated as of June 19, 2006 between RPM
            Technologies, Inc. and Laurus Master Fund, Ltd. (3)

31.1 Certification pursuant to Section 302 of Sarbanes- Oxley Act of 2002 - Chief Executive Officer and Chief Financial Officer

31.2 Certification pursuant to Section 302 of Sarbanes- Oxley Act of 2002 - Chief Financial Officer

32.1        Certification pursuant to Section 906 of Sarbanes-Oxley Act of
            2002
____________
(#) Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit.
(1) Filed as an exhibit to the Registrant's Form 10 filed with the Securities and Exchange Commission on August 24, 2001 (Registration No. 000-31291) and incorporated herein by reference.
(2) Filed as an exhibit to the Registrant's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2003 (File No.
    000- 31291) and incorporated herein by reference.
(3) Filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 28, 2006 (File No. 000-31291) and incorporated herein by reference.

                             SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 3rd day of April, 2007.



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

Name                         Title                          Date


/S/ RANDY ZYCH          Chairman of the Board,          April 5, 2007
------------------      Chief Executive Officer
Randy Zych              and Director (principal
                        executive officer)


/S/ CHARLES FOERG       President, Secretary,
------------------      Treasurer and Director          April 5, 2007
Charles Foerg


/S/ DAVID LADE          Chief Financial Officer         April 5, 2007
------------------      (principal financial and
David Lade              accounting officer), Controller
                        and Director

                               EXHIBITS

Exhibit
Number           Description
-------          -----------

31.1 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 - Chief Executive Officer

31.2 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 - Chief Financial Officer

32.1             Certification pursuant to Section 906 of Sarbanes-
                 Oxley Act of 2002