Form 10QSB
period 2007-03-31
RPM TECHNOLOGIES INC
filed 2007-05-21
CIK 1099150

<pre>


                        U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington D.C.  20549

                                     FORM 10-QSB

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2007 or

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

    As of May 21, 2007, there were 41,047,541 shares of the issuer's common stock, no par value per share, outstanding.

    Transitional Small Business Disclosure Format (Check one): Yes |   | No |X|

--------------------------------------------------------------------------------

                              RPM Technologies, Inc.

               Form 10-QSB for the Quarter ended March 31, 2007

                                TABLE OF CONTENTS
                                                                         Page
                                                                         ----
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements............................................F-1

Item 2.  Management's Discussion and Analysis or Plan of Operation.........1

Item 3.  Controls and Procedures...........................................8

                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.................................................9

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.......9

Item 3.  Defaults Upon Senior Securities...................................9

Item 4.  Submission of Matters to a Vote of Security Holders...............9

Item 5.  Other Information.................................................9

Item 6.  Exhibits..........................................................9

Signatures................................................................10

Exhibits Filed with this Report

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                           RPM Technologies, Inc.
                              Balance Sheets
             March 31, 2007 (Unaudited) and December 31, 2006

                                                   March 31,     December 31,
                                                     2007            2006
                                                -------------  --------------
                                  ASSETS
                                  ------
Current Assets
  Cash on hand and in bank                       $ 1,148,258    $   551,688
   Accounts receivable - trade and other             551,755        373,784
   Other receivables                                       0        800,000
   Prepaid expenses                                   22,421              0
   Pallet inventory                                        0              0
                                                  ----------     ----------
      Total current assets                         1,722,434      1,725,472
                                                  ----------     ----------

   Net Property and Equipment                        639,257        657,690
                                                   ----------     ---------
Other Assets
   Equipment held for sale                            60,000         60,000
   Deferred loan fees                                 94,875        105,417
   Refundable deposits and other                     727,103        697,103
                                                  ----------    -----------
      Total Other Assets                             881,978        862,520
                                                  ----------    -----------
Total Assets                                     $ 3,243,669    $ 3,245,682
                                                  ==========    ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------
Current Liabilities
  Note payable                                   $    50,000     $   50,000
  Accounts payable - trade                           566,824        378,949
  Accrued interest payable                            55,214         53,967
  Accrued officers' compensation                   1,430,346      1,375,362
  Other accrued liabilities                           53,219         82,368
  Current portion of term note                       675,000        675,000
                                                  ----------    -----------
    Total Current Liabilities                      2,830,603      2,615,646

Term Note                                          1,980,748      1,945,000
                                                  ----------    -----------
Total Liabilities                                  4,811,351      4,560,646

Commitments and Contingencies
Stockholders' Equity (Deficit)
  Common stock - $0.001 par value.
    250,000,000 shares authorized,
    38,447,541 and 33,510,041 shares
    issued and outstanding,
    respectively                                      38,448         33,510
  Additional paid-in capital                      11,402,241     11,139,679
  Deferred compensation -
   fair value of vested stock options              2,455,000      2,455,000
  Accumulated deficit                            (15,463,371)   (14,943,153)
                                                  ----------    -----------
   Total Stockholders' Equity (Deficit)          (1,567,682)     (1,314,964)
                                                  ----------    -----------
Total Liabilities and
  Stockholders' Equity                            $ 3,243,669    $3,245,682
                                                  ===========    ==========

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

                                 RPM Technologies, Inc.
                                Statements of Operations
                     Three months ended March 31, 2007 and 2006

                                     (Unaudited)

                                                Three months   Three months
                                                    ended          ended
                                                  March 31,      March 31,
                                                    2007           2006
                                                -------------  -------------

Revenues                                           $768,435      $909,644

Cost of Sales                                       695,706       685,520
                                                   --------      --------
Gross Profit                                         72,729       224,124
                                                   --------      --------
Expenses
  Sales and marketing expenses                       74,666        67,678
  Payroll and related expenses                       74,296        69,517
  General and administrative expenses               291,330       120,970
  Interest expense                                  126,905        26,612
  Depreciation and Asset Impairment                  25,750        44,154
                                                   --------      --------
    Total operating expenses                        592,947       328,931
                                                   --------      --------
Net Loss                                          $(520,218)    $(104,807)
                                                   =========     =========
Loss per weighted-average share of
  common stock outstanding,
  computed on Net Loss - basic
  and fully diluted                               $  (0.01)    $  (0.00)
                                                  ---------    ----------
Weighted-average number of shares
  of common stock outstanding                    34,766,985    27,540,514
                                                 ==========    ==========

              The financial information presented herein has been prepared by
              management without   audit by   independent certified   public
              accountants. The accompanying notes are an integral part of these financial statements.

                                       RPM Technologies, Inc.
                                     Statements of Cash Flows
                           Three months ended March 31, 2007 and 2006

                                          (Unaudited)

                                                        Three months   Three months
                                                            ended          ended
                                                          March 31,      March 31,
                                                             2007           2006
                                                       -------------  -------------
Cash Flows from Operating Activities
  Net Loss                                              $(520,218)      $(104,807)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Depreciation and Asset Impairment                      72,040          42,551
    Consulting expense paid with common stock             267,500
    (Increase) Decrease in:
      Accounts receivable - trade and other               622,029         128,966
      Inventory                                                 0         (22,398)
      Prepaid expenses                                    (22,429)              0
    Increase (Decrease) in:
      Accounts payable and other                          187,876        (103,341)
      Accrued interest payable                              1,247         (20,035)
      Accrued officers' compensation                       54,984          64,084
      Other accrued liabilities                           (29,149)          9,149
                                                          --------        --------
Net cash provided by (used in) operating activities       633,888          (5,831)

Cash Flows from Investing Activities

        Purchase of property and equipment                 (7,318)
        Deposits on equipment                             (30,000)
                                                          --------        --------
Net cash used in investing activities                     (31,318)

Cash Flows from Financing Activities
        Principal payments on notes                             0          (6,774)
        Proceeds from sales of common stock                     0         130,750
                                                          --------        --------
        Cash provided by financing activities                   0         123,976

Increase in Cash and Cash Equivalents                     596,570         118,145

Cash and cash equivalents at beginning of period          551,688         411,904
                                                         --------        --------
Cash and cash equivalents at end of period             $1,148,258        $530,049
                                                       ==========        ========

Supplemental Disclosures of Interest and
  Income Taxes Paid Interest paid during the period    $   89,910        $ 46,871
                                                       ==========        ========


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

The Company is in business to develop, produce, market and sell plastic pallets to various unrelated entities located throughout the United States, Canada, and Central and South America. The Company has developed what it believes is a proprietary process for the manufacture of plastic pallets at costs comparable to wood pallets which are designed to meet current and anticipated future environmental standards, encourage the preservation of trees and promote plastic recycling.

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

    The Company believes that traditional roofing products are generally either attractive or safe, but not both. It also believes that its roofing products combine these two desirable characteristics and the Company aims to position its products with distributors and suppliers, contractors and builders, architects, and end-consumers as high-quality, durable, environmentally-friendly products that add beauty and safety to virtually any structure at a competitive price.

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

Note A - Organization and Description of Business (continued)

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

6.  Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. At March 31, 2007 and 2006, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization.

In June 2006, the FASB released FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. A company must determine whether it is "more-likely-than-not" that a tax position will be sustained upon examination, including resolution of any related appeals or litigation procedures, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. This interpretation is effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of this interpretation was adopted during the quarter ended March 31, 2007. The provisions of FIN 48 did not have a material effect on the Company's financial statements.

  RPM TECHNOLOGIES, INC.
  NOTES TO FINANCIAL STATEMENTS - CONTINUED

7.  Share-Based Payments

The Company utilizes the fair-value method of accounting for the payment for goods and/or services with the issuance of equity shares in lieu of cash.

The Company accounts for its stock based compensation under the provisions of SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement amends SFAS No. 123(R) "Accounting for Stock-Based Compensation." The Company expenses the imputed compensation cost related to stock options.

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

As of March 31, 2007 and 2006, the Company had outstanding stock options to acquire up to 5,000,000 and 4,875,000 and outstanding stock warrants to acquire up to 4,875,000 and 4,875,000 shares of common stock of the Company, respectively, and the Company's outstanding stock options and warrants are anti-dilutive due to the Company's net loss position.

9. Accounts Receivable

The Company makes judgments as to the collectibility of accounts receivable based on historic trends and future expectations. Management estimates an allowance for doubtful accounts, which represents the collectibility of the receivables.

10. Warranty Costs

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

The Company allows only its distributors to exchange product for other than warranty reasons. If the Company is unable to repair or replace a product returned under warranty, it issues a credit for a warranty return. As of March 31, 2007 and 2006 the Company did not require a warranty accrual.

  RPM TECHNOLOGIES, INC.
  NOTES TO FINANCIAL STATEMENTS - CONTINUED

Note C - Summary of Significant Accounting Policies - Continued

11. Recently Issued Pronouncements

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments," which amends SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities," and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. This statement shall be effective for all financial instruments acquired, issued or subject to a remeasurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. The provisions of SFAS No. 155 did not have a material effect on the Company's consolidated financial statements for the quarter ended march 31, 2007.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets," which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. SFAS No. 156 amends FASB SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity's exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity's fiscal year that begins after September 15, 2006.The provisions of SFAS No. 156 did not affect the Company's financial statements for the quarter ended March 31, 2007.

RPM TECHNOLOGIES, INC.
  NOTES TO FINANCIAL STATEMENTS - CONTINUED

Note C - Summary of Significant Accounting Policies - Continued

11. Recently Issued Pronouncements (continued)

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS No 157. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact of SFAS No. 157 on our financial statements.


Note E - Concentrations of Credit Risk

The Company maintains its cash accounts in a financial institution subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company is entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During the period ended March 31, 2007 and 2006 the Company maintained deposits in various financial institutions with credit risk exposures in excess of statutory FDIC coverage. The Company incurred no losses during 2007 or 2006, or subsequent thereto, as a result of any unsecured bank balance.

  RPM TECHNOLOGIES, INC.
  NOTES TO FINANCIAL STATEMENTS - CONTINUED

Note F - Note Payable

Note Payable consists of the following:
                                            March 31      March 31,
                                                2007          2006
                                            ------------  ------------
$50,000 note payable to an individual.
Interest at 10.0% per annum. Principal
and all accrued, but unpaid, interest is
due at maturity in November 2002.
Unsecured.  During 2006, the Company and
the lender renegotiated the due date and
conversion terms of this debt whereby the
final settlement is deferred until January 3,
2008 and has a fixed conversion rate of $0.25
per share                                     $50,000       $50,000
                                             ==========    ===========
Note G - Term Note

On June 23, 2006, the Company entered into a financing transaction whereby the Company issued $3.0 million in principal amount of a secured term note due June 19, 2009 to Laurus Master Fund, Ltd. ("Note Purchaser") in exchange for gross proceeds of $3.0 million in cash. Of this amount, the Company paid approximately $1.2 million to the Note Purchaser to repay amounts owed, including interest and a prepayment penalty, under a Secured Convertible Term Note held by the Note Purchaser. The Company also paid $126,500 in loan fees associated with the loan financing. The Company also issued to the Note Purchaser a warrant to purchase up to an aggregate of 3,750,000 shares of the Company's common stock at an exercise price of $.001 per share. The Company's obligations under the financing are secured by a first priority lien over all of its assets in favor of the Note Purchaser. Using the Black-Scholes model, the Company allocated $450,000 for the fair value of the warrants to debt discount, which will be amortized to interest expense over the life of the loan using the effective interest method. The secured term note bears interest at an annual rate equal to the prime rate published from time to time in The Wall Street Journal plus 3%. Monthly payments on the Note were scheduled to began on February 1, 2007 in the amount of $75,000 with a balloon payment due on the maturity date of the Note. Monthly interest payments in arrears commenced August 1, 2006. Pursuant to negotiations with the Note Purchaser, the Company's scheduled start of principal repayments is expected to be extended to October 1, 2007. The above description is not a complete description of the material terms of the financing, and is qualified in its entirety by reference to the agreements entered into in connection with the financing which were included in the Company's Current Report on Form 8-K filed with the U. S. Securities and Exchange Commission on June 29, 2006 and any material agreement modifications currently being negotiated will be disclosed in future filings.

Note H - Common Stock Transactions

In March 2007, the Company issued 2,475,500 shares of common stock to a consultant upon the exercise of an option with an aggregate exercise price of $97,500.

In March 2007, the Company issued 2,500,000 shares of common stock to a manufacturer to install equipment necessary for the production of plastic wood pallets recorded $170,000 as an expense.

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

    Income Taxes

    We are subject to taxation from federal, state and international jurisdictions. We spend a significant amount of management time with our annual provision for income taxes and the calculation of resulting deferred tax assets and liabilities. We evaluate liabilities for estimated tax exposures in jurisdictions of operation. Any exposures are settled primarily through the completion of audits within these tax jurisdictions, but can also be affected by other factors. Changes could cause management to find a revision of past estimates appropriate. The liabilities are frequently reviewed by management for their adequacy and appropriateness. As of March 31, 2007, we were not under audit by the U.S. taxing authorities. To the extent audits or other events result in a material adjustment to the accrued estimates, the effect would be recognized during the period of the event. Management believes that an appropriate liability has been established for estimated exposures, though the potential exists for results to vary materially from these estimates.

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

Results of Operations

    Comparison of Results of Operations for the Three Months Ended March 31, 2007 and 2006

    Our revenues decreased $142,000, or 16%, from $910,000 in the first quarter of 2006 to $768,000 in the same period in 2007. Our decrease in revenues in the first quarter of 2007 as compared to the same period in 2006 is attributable to a decrease in sales of our plastic wood pallets stringer molds which were being re-tooled for improved production.

    Our cost of sales was approximately the same at $696,000 in the first quarter of 2007 and in the same period in 2006, however, our gross profit decreased by $152,000 or 68%, from $224,000 in the first quarter of 2006 to $72,000 in the same period in 2007. The decrease in our gross profits resulted primarily from an increase in our raw material cost and low supplies created by a general increase in costs of petroleum and its effects on plastic costs. Additionally, the higher profit margin plastic wood stringer product line was being re-tooled and thus out of production for the period ending March 31, 2007.

    Total operating expenses increased by $264,000, or 80%, from $329,000 in the first quarter of 2006 to $593,000 in the same period in 2007. The increase in operating expenses was primarily due to increases in interest expense associated with higher borrowings and fees associated with outside consulting services.

    Our net loss increased by $415,000 or 396%, from $105,000 in the first quarter of 2006 to $520,000 in the same period in 2007. The increase in our net loss resulted primarily from our decrease in sales while the costs of sales remained the same, coupled with additional interest expense, and fees associated with outside consulting services, as discussed above.

Liquidity and Capital Resources

    At March 31, 2007 and December 31, 2006, we had cash of $1,148,000 and $552,000, respectively. As March 31, 2007 we had a working capital deficit of $1,108,000 and as of December 31, 2006, we had a working capital deficit of $890,000. Our working capital deficit increased as a result of cash expended for marketing and start up of our roofing sales division.

    Cash provided by our operating activities totaled $634,000 for the three months ended March 31, 2007 as compared to $6,000 in cash used in the same period in 2006.

    We used no cash in our investing activities but we used $31,000 in cash in our investing activities for the three months ended March 31, 2007, resulting primarily from deposits and equipment additions, as compared to no cash used in our investing activities for the same period in 2006.

    During the three months ended March 31, 2007 we financed our operations primarily through cash generated from sales of our products and remaining cash from our debt financing transaction with Laurus Master Fund, Ltd.

    On June 23, 2006, we entered into a financing transaction and issued $3.0 million in principal amount of a secured term note due June 19, 2009 to Laurus Master Fund, Ltd. in exchange for gross proceeds of $3.0 million in cash. Of this amount, we paid approximately $1.2 million to Laurus to repay amounts owed, including interest and a prepayment penalty, under a Secured Convertible Term Note held by Laurus. We also paid $126,500 in loan fees associated with the loan financing. We also issued to Laurus a warrant to purchase up to an aggregate of 3,750,000 shares of our common stock at an exercise price of $.001 per share. Our obligations under the financing are secured by a first priority lien over all of our assets in favor of Laurus. The secured term note bears interest at an annual rate equal to the prime rate published from time to time in The Wall Street Journal plus 3%. Monthly principal repayments on the Note were scheduled to begin on February 1, 2007 in the amount of $75,000 with a balloon payment due on the maturity date of the Note. Monthly interest payments commenced August 1, 2006. Pursuant to negotiations with Laurus, the start of principal repayments is expected to be extended to October 1, 2007. The above description is not a complete description of the material terms of the financing, and is qualified in its entirety by reference to the agreements entered into in connection with the financing which were included in the Company's Current Report on Form 8-K filed with the U. S. Securities and Exchange Commission on June 29, 2006 and any material agreement modifications currently being negotiated will be disclosed in future filings.

    We believe current and future available capital resources, revenues generated from operations, and other existing sources of liquidity, will be sufficient to fund our anticipated working capital and capital expenditure requirements for at least the next twelve months.

    Our continued operations are dependent on maintaining adequate sources of liquidity through accounts receivable collections and/or the future availability of new debt and/or equity financing, as well as the advent of sales of our new product lines and the continued sales of our existing product lines.

    ITEM 3 - CONTROLS AND PROCEDURES

    Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 31, 2007 (the "Evaluation Date"), that the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

    In March 2007, the Company issued 2,475,500 shares of common stock to a consultant upon the exercise of an option with an aggregate exercise price of $97,500.

    In March 2007, the Company issued 2,500,000 shares of common stock to a manufacturer to install equipment necessary for the production of plastic wood pallets and recorded $170,000 as an expense.

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

    None.

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

                                                        RPM Technologies, Inc.

Dated: May 21, 2007                                           /s/ Randy Zych
                                                        ----------------------
                                                                   Randy Zych
                                                          Chairman, Director,
                                                      Chief Executive Officer
                                                (principal executive officer)


Dated: May 21, 2007                                            /s/ David Lade
                                                        ----------------------
                                                                    David Lade
                                                       Chief Financial Officer
                                                 (principal financial officer)

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