Form 10QSB
period 2007-06-30
RPM TECHNOLOGIES INC
filed 2007-08-30
CIK 1099150

<pre>


                        U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington D.C.  20549

                                     FORM 10-QSB

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2007 or

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

    As of August 27, 2007, there were 44,047,541 shares of the issuer's common stock, no par value per share, outstanding.

    Transitional Small Business Disclosure Format (Check one): Yes |   | No |X|

--------------------------------------------------------------------------------



                              RPM Technologies, Inc.

               Form 10-QSB for the Quarter ended June 30, 2007

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

Item 3.  Controls and Procedures..........................................11

                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings................................................12

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds......12

Item 3.  Defaults Upon Senior Securities..................................13

Item 4.  Submission of Matters to a Vote of Security Holders..............13

Item 5.  Other Information................................................13

Item 6.  Exhibits.........................................................13

Signatures................................................................14

Exhibits Filed with this Report

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                           RPM Technologies, Inc.
                              Balance Sheets
             June 30, 2007 (Unaudited) and December 31, 2006

                                                   June 30,     December 31,
                                                     2007            2006
                                                -------------  --------------
                                  ASSETS
                                  ------
Current Assets
  Cash on hand and in bank                       $   794,461    $   551,688
   Accounts receivable - trade and other             359,954        373,784
   Other receivables                                       0        800,000
                                                  ----------     ----------
      Total current assets                         1,154,415      1,725,472
                                                  ----------     ----------

   Net Property and Equipment                        596,190        657,690
                                                   ----------     ---------
Other Assets
   Equipment held for sale                                 0         60,000
   Deferred loan fees                                 84,333        105,417
   Other long term receivable                        213,806
   Refundable deposits and other                     957,103        697,103
                                                  ----------    -----------
      Total Other Assets                           1,255,242        862,520
                                                  ----------    -----------
Total Assets                                     $ 3,005,847    $ 3,245,682
                                                  ==========    ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------
Current Liabilities
  Note payable                                   $    50,000     $   50,000
  Accounts payable - trade                           439,688        378,949
  Accrued interest payable                           141,776         53,967
  Accrued officers' compensation                   1,483,830      1,375,362
  Other accrued liabilities                           34,793         82,368
  Current portion of term note                       675,000        675,000
                                                  ----------    -----------
    Total Current Liabilities                      2,825,087      2,615,646

Term Note                                          2,016,496      1,945,000
                                                  ----------    -----------
Total Liabilities                                  4,841,583      4,560,646

Commitments and Contingencies
Stockholders' Equity (Deficit)
  Common stock - $0.001 par value.
    250,000,000 shares authorized,
    43,548,541 and 33,510,041 shares
    issued and outstanding,
    respectively                                      43,548         33,510
  Additional paid-in capital                      11,612,766     11,139,679
  Deferred compensation -
   fair value of vested stock options              2,455,000      2,455,000
  Accumulated deficit                            (15,947,050)   (14,943,153)
                                                  ----------    -----------
   Total Stockholders' Equity (Deficit)          (1,835,736)     (1,314,964)
                                                  ----------    -----------
Total Liabilities and
  Stockholders' Equity                            $3,005,847     $3,245,682
                                                 ===========     ==========
The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

                                 RPM Technologies, Inc.
                                Statements of Operations
                     Three and Six Months Ended June 30, 2007 and 2006

                                     (Unaudited)

                                                Three months  Three months     Six months    Six months
                                                    ended         ended           ended         ended
                                                June 30, 2007  June 30, 2006  June 30, 2007  June 30, 2006
                                                -------------  -------------  -------------  -------------
Revenues                                        $   231,684     $732,071      $ 1,000,119      $1,641,715

Cost of Sales                                       237,845      707,038          933,551       1,392,557
                                                   --------     ----------     ------------  -------------
Gross Profit (Loss)                                  (6,161)      25,033           66,568         249,158
                                                   --------     ----------     ------------  -------------
Expenses

  Sales and marketing expenses                       54,103       48,582          128,769        116,260
  Payroll and related expenses                       62,480       73,681          136,776        143,198
  General and administrative expenses               204,545      438,850          495,875        559,821
  Interest expense                                  130,640      183,795          257,545        210,407
  Depreciation and asset impairment                  25,750       25,751           51,500         69,905
                                                    --------     ---------      ---------     -----------
    Total operating expenses                        477,518      770,659        1,070,465      1,099,591
                                                   --------      ---------      ----------    -----------
Net loss                                           (483,679)    (745,626)      (1,003,897)      (850,433)
                                                  ==========    ==========     ===========    ===========
Loss per weighted-average share of
  common stock outstanding,
  computed on net loss - basic
  and fully diluted                              $  (0.01)      $ (0.03)         $ (0.03)      $ (0.03)
                                                 ----------     --------        -----------   -----------
Weighted-average number of shares
  of common stock outstanding                    40,924,464   29,649,965        37,862,734    28,601,067
                                                 ==========   ==========        ===========   ===========

            The financial information presented herein has been prepared by management without audit by independent certified public accountants.  The accompanying notes are an integral part of these financial statements.

                                       RPM Technologies, Inc.
                                     Statements of Cash Flows
                           Six months ended June 30, 2007 and 2006

                                          (Unaudited)

                                                        Six months   Six months
                                                            ended          ended
                                                          June 30,      June 30,
                                                             2007           2006
                                                       -------------  -------------
Cash Flows from Operating Activities
  Net Loss                                            $(1,003,897)      $(850,433)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Depreciation and Asset Impairment                      51,500          69,905
    Consulting fees paid with common stock                363,125         409,596
    (Increase) Decrease in:
      Accounts receivable - trade and other                73,830         33,501
      Other receivable - short term                       800,000
      Other receivable - long term                       (213,806)
      Inventory                                                 0         (16,921)
    Increase (Decrease) in:
      Accounts payable and other                           60,739        (102,142)
      Accrued interest payable                             87,809        ( 16,037)
      Accrued officers' compensation                      108,468         130,168
      Other accrued liabilities                           (47,575)         39,285
                                                          --------        --------
Net cash provided by (used in) operating activities       280,193        (303,080)

Cash Flows from Investing Activities

        (Purchase) sale of property and equipment          10,000         (14,300)
        Deposits on equipment                            (260,000)       (226,750)
                                                          --------        --------
Net cash used in investing activities                    (250,000)       (241,050)

Cash Flows from Financing Activities
        Proceeds from note payable                              0       3,000,000
        Principal payments on notes                             0        (986,358)
        Proceeds from sales of common stock               120,000         181,198
        Deferred loan fees and debt discount               92,580        (126,500)
                                                          --------      ----------
        Cash provided by financing activities             212,580       2,068,340
                                                          --------      ----------
Increase in Cash and Cash Equivalents                     242,773       1,524,212

Cash and cash equivalents at beginning of period          551,688         411,904
                                                         --------        --------
Cash and cash equivalents at end of period             $  794,461      $1,936,116
                                                       ==========      ==========

Supplemental Disclosures
Interest paid                                          $  169,736        $226,444
                                                       ----------        ---------
Income taxes paid                                      $        0        $      0
                                                        ---------         -------
Debt discount with increase in capital value
   of warrants                                         $        0        $450,000
                                                        ---------        ========

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

Expansion - Plastic Roofing Products

The Company has expanded its operations to produce plastic roofing tiles and subcontract the manufacture of these tiles from a compression molding company. The Company anticipates that its plastic roofing products will be a viable alternative to more expensive traditional roofing products. The Company expects its plastic roofing products to be priced lower than wood shake, slate and clay tiles and it expects to price its plastic roofing products competitively with other alternative roofing materials. The Company believes that its plastic roofing tiles are considerably more durable than wood, slate or barrel tiles made from traditional materials. The plastic roofing tiles have a life expectancy of approximately 50 years, whereas tiles made from traditional materials have a life expectancy of approximately 20 years.

The Company offers a variety of roofing profiles and colors, including customization options, to satisfy diverse requests. The Company plans to initially offer simulated slate in six colors, simulated cedar slate in four colors, simulated Spanish tile in three colors, and simulated flat cement thatch in five colors.

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

  RPM TECHNOLOGIES, INC.
  NOTES TO FINANCIAL STATEMENTS - CONTINUED

Note B - Preparation of Financial Statements (continued)

For segment reporting purposes, the Company operates in one industry segment during the periods represented in the accompanying financial statements and makes all operating decisions and allocates resources based on the best benefit to the Company as a whole.

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

6.  Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. At June 30, 2007 and 2006, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization.

In June 2006, the FASB released FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. A company must determine whether it is "more-likely-than-not" that a tax position will be sustained upon examination, including resolution of any related appeals or litigation procedures, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. This interpretation is effective for fiscal years beginning after December 15, 2006. The provisions of this interpretation were adopted during the quarter ended March 31, 2007. The provisions of FIN 48 did not have a material effect on the Company's financial statements.

  RPM TECHNOLOGIES, INC.
  NOTES TO FINANCIAL STATEMENTS - CONTINUED

Note C - Summary of Significant Accounting Policies (continued)

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

As of June 30, 2007 and 2006, the Company had outstanding stock options to acquire up to 5,000,000 and 4,875,000 and outstanding stock warrants to acquire up to 4,875,000 and 4,875,000 shares of common stock of the Company, respectively, and the Company's outstanding stock options and warrants were anti-dilutive due to the Company's net loss position.

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

The Company allows only its distributors to exchange product for other than warranty reasons. If the Company is unable to repair or replace a product returned under warranty, it issues a credit for a warranty return. As of June 30, 2007 and 2006 the Company did not require a warranty accrual.

  RPM TECHNOLOGIES, INC.
  NOTES TO FINANCIAL STATEMENTS - CONTINUED

Note C - Summary of Significant Accounting Policies (continued)

11. Recently Issued Pronouncements

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments," which amends SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities," and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. This statement shall be effective for all financial instruments acquired, issued or subject to a remeasurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. The provisions of SFAS No. 155 did not have a material effect on the Company's financial statements for the three and six months ended June 30, 2007.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets," which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. SFAS No. 156 amends FASB SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity's exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity's fiscal year that begins after September 15, 2006. The provisions of SFAS No. 156 did not affect the Company's financial statements for the three and six months ended June 30, 2007.

  RPM TECHNOLOGIES, INC.
  NOTES TO FINANCIAL STATEMENTS - CONTINUED

Note C - Summary of Significant Accounting Policies (continued)

11. Recently Issued Pronouncements (continued)

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS No 157. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of SFAS No. 157 on its financial statements.


Note E - Concentrations of Credit Risk

The Company maintains its cash accounts in a financial institution subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company is entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During the period ended June 30, 2007 and 2006, the Company maintained deposits in various financial institutions with credit risk exposures in excess of statutory FDIC coverage. The Company incurred no losses during the period ended June 30, 2007 and 2006, or subsequent thereto through the date of filing of this report, as a result of any unsecured bank balance.

  RPM TECHNOLOGIES, INC.
  NOTES TO FINANCIAL STATEMENTS - CONTINUED

Note F - Note Payable

Note Payable consists of the following:
                                            June 30      June 30,
                                                2007          2006
                                            ------------  ------------
$50,000 note payable to an individual.
Interest at 10.0% per annum. Principal
and all accrued, but unpaid, interest was
due at maturity in November 2002.
Unsecured.  During 2006, the Company and
the lender renegotiated the due date and
conversion terms of this debt whereby the
final settlement is deferred until January 3,
2008 and has a fixed conversion rate of $0.25
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

On July 13, 2007, the Company and Laurus executed a Securities Purchase Agreement that provides for the issuance by the Company of a Secured Term Note in the aggregate principal amount of $710,000 and the issuance of a Common Stock Purchase Warrant to purchase up to 8,000,000 shares of Common Stock in exchange for aggregate consideration of $710,000 in cash.

The Secured Term Note is due June 19, 2009 and accrues interest at the per annum rate of the Prime Rate plus 3%. Accrued interest on the Note is payable in arrears commencing July 13, 2007 and principal is payable commencing June 1, 2008 in the amount of $59,167 per month with the balance of all amounts owed payable upon maturity of the Note. The Company may prepay all or a portion of the Note without bonus or penalty. The Note includes customary events of default. In the event of a default, the Company is to pay additional

  RPM TECHNOLOGIES, INC.
  NOTES TO FINANCIAL STATEMENTS - CONTINUED


interest at a rate of 2% per month on all outstanding amounts owed under the Note. In addition, in the event of a default, Laurus is entitled to accelerate all obligations under the Note and require that the Company pay 110% of the outstanding principal amount plus accrued and unpaid interest and all other amounts owed under the Note.

The Common Stock Purchase Warrant is exercisable into an aggregate of up to 8,000,000 shares of Common Stock in the amount of 4,800,000 shares at an exercise price of $0.01 per share, 800,000 shares at an exercise price of $0.02 per share, 800,000 shares at an exercise price of $0.03 per share, 800,000 shares at an exercise price of $0.04 per share, and 800,000 shares at an exercise price of $0.05 per share for an aggregate exercise price of $160,000.

An Amended and Restated Registration Rights Agreement provides that the Company shall register for resale the shares of Common Stock underlying the Warrant (and the Warrant previously issued to Laurus on June 19, 2006 for the purchase of up to 3,750,000 shares of Common Stock at a fixed exercise price of $0.001 per share). The registration obligations require, among other things, that the Company file an initial registration statement with the Securities and Exchange Commission no later than 60 days from the issuance date of the Warrant and cause the registration statement to be declared effective no later than 120 days from such date. The Company is required to pay all registration expenses, including up to $15,000 for Laurus' legal counsel fees.

A Restricted Account Agreement provides that the amount of $679,000, which represents the proceeds from the loan financing, net of loan fees in the amount of $31,000, will be deposited into a restricted account as security for the Company's obligations under the Securities Purchase Agreement and related agreements. Laurus is to submit a release notice to North Fork Bank, following which North Fork Bank is to promptly release the funds stipulated in the release notice as directed by Laurus.

A Restricted Account Side Letter provides that Laurus is to deliver a release notice to North Fork Bank to pay outstanding obligations owing by the Company to Laurus under the Securities Purchase Agreement and related agreements as well as the Company's previous Securities Purchase Agreement and related agreements with Laurus entered into in June 2006 covering a loan of $3.0 million from Laurus to the Company. Under the Restricted Account Side Letter, following complete satisfaction of all such obligations, Laurus is to instruct North Fork Bank to release any funds remaining in the restricted account to the Company.

The above description is not a complete description of the material terms of the financing, and is qualified in its entirety by reference to the agreements entered into in connection with the financing which were included in the Company's Current Reports on Forms 8-K filed with the U. S. Securities and Exchange Commission on June 29, 2006 and July 17, 2007.

Note H - Common Stock Transactions

Common stock transactions for the three months ended June 30, 2007 consisted of the following:

In April 2007, the Company issued 1,500,000 shares of common stock to a consultant for $60,000 in services rendered and recorded an additional $35,625 in services expenses for the fair value of the shares issued.

In April 2007, the Company issued 600,000 shares of common stock to an accredited investor for $20,000 in cash.

In May 2007, the Company issued 1,000,000 shares of common stock to a group of accredited investors for $30,000 in cash.

In June 2007, the Company issued 2,000,000 shares of common stock to a group of accredited investors for $70,000 in cash.

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

    REVENUE. Revenue is a key indicator of our operating performance. We closely monitor overall revenues, as well as revenues from specific customers, and seek to increase revenues by expanding sales to new customers and expanding sales to existing customers both by increasing sales of existing products and introducing new products. As revenues increase or decrease from period to period, it is critical for management to understand and react to the various causes of these fluctuations, such as successes or failures of particular products, product pricing, customer decisions, seasonality and other causes. Where possible, management attempts to anticipate potential changes in sales revenues and seeks to prevent adverse changes and stimulate positive changes by addressing the expected causes of adverse and positive changes.

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

    Income Taxes

    We are subject to taxation from federal, state and international jurisdictions. We spend a significant amount of management time with our annual provision for income taxes and the calculation of resulting deferred tax assets and liabilities. We evaluate liabilities for estimated tax exposures in jurisdictions of operation. Any exposures are settled primarily through the completion of audits within these tax jurisdictions, but can also be affected by other factors. Changes could cause management to find a revision of past estimates appropriate. The liabilities are frequently reviewed by management for their adequacy and appropriateness. As of June 30, 2007, we were not under audit by the U.S. taxing authorities. To the extent audits or other events result in a material adjustment to the accrued estimates, the effect would be recognized during the period of the event. Management believes that an appropriate liability has been established for estimated exposures, though the potential exists for results to vary materially from these estimates.

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

Stock-Based Compensation

    We account for compensation cost related to employee stock options and other forms of employee stock-based compensation plans in accordance with the provisions of the Financial Accounting Standards Board's, or FASB, Statement of Financial Accounting Standard, or SFAS, No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement amends SFAS No. 123(R) "Accounting for Stock-Based Compensation" and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. Effective December 31, 2002, our Board of Directors, in conjunction with public opinion and SFAS No. 148, elected to expense the imputed compensation cost related to stock options granted.

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

Results of Operations

   Comparison of Results of Operations for the Three Months Ended June 30, 2007 and 2006

     Our revenues decreased $500,000, or 68%, from $732,000 in the three months ended June 30, 2006 to $232,000 in the same period in 2007. Our decrease in revenues in the three months ended June 30, 2007 as compared to the same period in 2006 is primarily attributable to a decrease in sales of our plastic pallets stringer molds which were being re-tooled for improved production.

     Our cost of sales decreased by $469,000, or 66%, from $707,000 in the three months ended June 30, 2006 to $238,000 in the same period in 2007. Our gross profit decreased by $31,000, or 124%, from $25,000 in the three months ended June 30, 2006 to a gross loss of $6,000 in the same period in 2007. The decrease in our gross profits resulted primarily from an increase in our raw material cost and low supplies created by a general increase in costs of petroleum and its effects on plastic costs. Additionally, our higher profit margin plastic stringer product line was still being re-tooled and thus out of production for the three month period ended June 30, 2007.

     Total operating expenses decreased by $293,000, or 38%, from $771,000 in the three months ended June 30, 2006 to $478,000 in the same period in 2007 primarily as a result of a decrease in outside consulting costs.

     Our net loss decreased $262,000, or 35%, from $746,000 in the three months ended June 30, 2006 to $484,000 in the same period in 2007 primarily due to the decrease in total operating expenses, as discussed above.

  Comparison of Results of Operations for the Six Months Ended June 30, 2007 and 2006

     Our revenues decreased $642,000, or 39%, from $1,642,000 in the first six months of 2006 to $1,000,000 in the same period in 2007. Our decrease in revenues in the first six months of 2007 as compared to the same period in 2006 is primarily attributable to a decrease in sales of our plastic pallets stringer molds which were being re-tooled for improved production.

     Our cost of sales decreased by $459,000, or 33%, in the first six months of 2007 from $1,392,000 in the same period in 2006 to $933,000 and our gross profit decreased by $182,000, or 73%, from $249,000 in the first six months of 2006 to $67,000 in the same period in 2007. The decrease in our gross profits resulted primarily from an increase in our raw material cost and low supplies created by a general increase in costs of petroleum and its effects on plastic costs. Additionally, our higher profit margin plastic stringer product line was still being re-tooled and thus out of production for the six month period ended June 30, 2007.

     Total operating expenses remained approximately the same for the first six months of 2007 as compared to the same period in 2006.

     Our net loss increased by $153,000, or 18%, from $850,000 in the first six months of 2006 to $1,003,000 in the same period in 2007. The increase in our net loss resulted primarily from our decrease in gross profit.

Liquidity and Capital Resources

    At June 30, 2007 and December 31, 2006, we had cash of $794,000 and $552,000, respectively. As of June 30, 2007 we had a working capital deficit of $1,671,000 and as of December 31, 2006, we had a working capital deficit of $890,000. Our working capital deficit increased as a result of cash expended for marketing and continued start up of our roofing sales division.

    Cash provided by our operating activities increased by $583,000, or 192%, from $303,000 in cash used in our operating activities in the six months ended June 30, 2006 as compared to $280,000 in cash provided by our operating activities in the same period in 2007 primarily due to an increase in accounts receivable.

    We used $250,000 in cash in our investing activities for first six months of 2007 compared to $241,000 in cash used in our investing activities for same period in 2006, resulting primarily from deposits and equipment additions.

    During the six months ended June 30, 2007 we financed our operations primarily through cash generated from sales of our products and remaining cash from our debt financing transaction with Laurus Master Fund, Ltd.

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

    On July 13, 2007, we entered into a Securities Purchase Agreement with Laurus dated July 13, 2007 under which we issued a Secured Term Note in the aggregate principal amount of $710,000 and the issuance of a Common Stock Purchase Warrant to purchase up to 8,000,000 shares of Common Stock in exchange for aggregate consideration of $710,000 in cash.

    The Secured Term Note is due June 19, 2009 and accrues interest at the per annum rate of the Prime Rate plus 3%. Accrued interest on the Note is payable in arrears commencing July 13, 2007 and principal is payable commencing June 1, 2008 in the amount of $59,167 per month with the balance of all amounts owed payable upon maturity of the Note. We may prepay all or a portion of the Note without bonus or penalty. The Note includes customary events of default. In the event of a default, we will have to pay additional interest at a rate of 2% per month on all outstanding amounts owed under the Note. In addition, in the event of a default, Laurus is entitled to accelerate all obligations under the Note and require that we pay 110% of the outstanding principal amount plus accrued and unpaid interest and all other amounts owed under the Note.

    The Common Stock Purchase Warrant is exercisable into an aggregate of up to 8,000,000 shares of Common Stock in the amount of 4,800,000 shares at an exercise price of $0.01 per share, 800,000 shares at an exercise price of $0.02 per share, 800,000 shares at an exercise price of $0.03 per share, 800,000 shares at an exercise price of $0.04 per share, and 800,000 shares at an exercise price of $0.05 per share for an aggregate exercise price of $160,000 exercisable for a 10 year period.

    An Amended and Restated Registration Rights Agreement provides that we shall register for resale the shares of Common Stock underlying the Warrant (and the Warrant previously issued to Laurus on June 19, 2006 for the purchase of up to 3,750,000 shares of Common Stock at a fixed exercise price of $0.001 per share). The registration obligations require, among other things, that we file an initial registration statement with the Securities and Exchange Commission no later than 60 days from the issuance date of the Warrant and cause the registration statement to be declared effective no later than 120 days from such date. We are required to pay all registration expenses, including up to $15,000 for Laurus' legal counsel fees.

    A Restricted Account Agreement provides that the amount of $679,000, which represents the proceeds from the loan financing, less loan fees in the amount of $31,000, will be deposited into a restricted account as security our obligations under the Securities Purchase Agreement and related agreements. Laurus is to submit a release notice to North Fork Bank, following which North Fork Bank is to promptly release the funds stipulated in the release notice as directed by Laurus.

    A Restricted Account Side Letter provides that Laurus is to deliver a release notice to North Fork Bank to pay outstanding obligations owing by us to Laurus under the Securities Purchase Agreement and related agreements as well as our previous Securities Purchase Agreement and related agreements with Laurus entered into in June 2006 covering a loan of $3.0 million from Laurus to us. Under the Restricted Account Side Letter, following complete satisfaction of all such obligations, Laurus is to instruct North Fork Bank to release any funds remaining in the restricted account to us.

    The above description is not a complete description of the material terms of the financing, and is qualified in its entirety by reference to the agreements entered into in connection with the financing which were included in our Current Reports on Forms 8-K filed with the U. S. Securities and Exchange Commission on June 29, 2006 and July 17, 2007.

    Unpaid principal and accrued and unpaid interest on our secured term notes may be accelerated and become immediately due and payable in the event of a default. The events of default under the secured term notes are similar to those customary for debt securities, including breaches of material terms, failure to pay amounts owed, and cross-defaults on other debt securities and under other related agreements.

    As of August 27, 2007, we were in default under our obligations to register for resale shares of our common stock underlying outstanding warrants held by Laurus. In addition, we had not made principal payments for the months of January through July 2007 or interest payments for the months of March through July 2007, in each case due to our lack of liquidity to fund those payments. On July 24, 2007, we received a waiver from Laurus waiving these payment defaults and we authorized Laurus to withdraw from a restricted account $300,000 to reduce the principal payments owed and $114,372 to reduce interest payments owed; however, we have not received a waiver of our default under our obligations to register for resale shares of our common stock underlying outstanding warrants held by Laurus.

    As of August 27, 2007, we owed principal and unpaid interest on our notes in an aggregate amount of approximately $3,145,000, net of approximately $679,000 in a restricted account for future interest and/or principal payments, all of which we believe would be immediately due and payable upon demand by Laurus as a result of our default under our obligations to register for resale shares of our common stock underlying outstanding warrants held by Laurus.

    As a result of the above default, Laurus is entitled to pursue its rights to foreclose upon its security interest in all of our assets. In the event that Laurus forecloses upon its security interest in all of our assets, we could lose all of our assets, which would have a material and adverse effect on our business, prospects, results of operations and financial condition. In addition, Laurus is entitled to demand immediate repayment of the outstanding principal amounts of the secured term notes and any accrued and unpaid interest. The cash required to repay such amounts would likely have to be taken from our working capital. Since we rely on our working capital to sustain our day to day operations, a default on our secured term notes could have a material and adverse effect on our business, prospects, results of operations or financial condition. However, as of that date, we were not aware of any action taken by Laurus to pursue such rights.

    We are in the process of seeking a waiver of our default under our obligations to register for resale shares of our common stock underlying outstanding warrants held by Laurus, but we cannot assure you that any such waiver will be obtained or that we are not or will not be in default of other provisions of the secured term notes or other related agreements.

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

    ITEM 3 - CONTROLS AND PROCEDURES

    Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 30, 2007 (the "Evaluation Date"), that the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

    In April 2007, we issued 1,500,000 shares of common stock to a consultant for $60,000 in services rendered and recorded an additional $35,625 in services expenses.

    In April 2007, we issued 600,000 shares of common stock to an accredited investor for $20,000 in cash.

    In May 2007, we issued 1,000,000 shares of common stock to a group of accredited investors for $30,000 in cash.

    In June 2007, we issued 2,000,000 shares of common stock to a group of accredited investors for $70,000 in cash.

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

Item 3 - Defaults Upon Senior Securities

    Unpaid principal and accrued and unpaid interest on our secured term notes may be accelerated and become immediately due and payable in the event of a default. The events of default under the secured term notes are similar to those customary for debt securities, including breaches of material terms, failure to pay amounts owed, and cross-defaults on other debt securities and under other related agreements.

    As of August 27, 2007, we were in default under our obligations to register for resale shares of our common stock underlying outstanding warrants held by Laurus. In addition, we had not made principal payments for the months of January through July 2007 or interest payments for the months of March through July 2007, in each case due to our lack of liquidity to fund those payments. On July 24, 2007, we received a waiver from Laurus waiving these payment defaults and we authorized Laurus to withdraw from a restricted account $300,000 to reduce the principal payments owed and $114,372 to reduce interest payments owed; however, we have not received a waiver of our default under our obligations to register for resale shares of our common stock underlying outstanding warrants held by Laurus.

    As of August 27, 2007, we owed principal and unpaid interest on our notes in an aggregate amount of approximately $3,145,000, net of approximately $679,000 in a restricted account for future interest and/or principal payments, all of which we believe would be immediately due and payable upon demand by Laurus as a result of our default under our obligations to register for resale shares of our common stock underlying outstanding warrants held by Laurus.

    As a result of the above default, Laurus is entitled to pursue its rights to foreclose upon its security interest in all of our assets. In the event that Laurus forecloses upon its security interest in all of our assets, we could lose all of our assets, which would have a material and adverse effect on our business, prospects, results of operations and financial condition. In addition, Laurus is entitled to demand immediate repayment of the outstanding principal amounts of the secured term notes and any accrued and unpaid interest. The cash required to repay such amounts would likely have to be taken from our working capital. Since we rely on our working capital to sustain our day to day operations, a default on our secured term notes could have a material and adverse effect on our business, prospects, results of operations or financial condition. However, as of that date, we were not aware of any action taken by Laurus to pursue such rights.

    We are in the process of seeking a waiver of our default under our obligations to register for resale shares of our common stock underlying outstanding warrants held by Laurus, but we cannot assure you that any such waiver will be obtained or that we are not or will not be in default of other provisions of the secured term notes or other related agreements.

Item 4 - Submission of Matters to a Vote of Security Holders

    None.

Item 5 - Other Information

    The disclosures set forth in Item 3 - Defaults Upon Senior Securities, above, are incorporated herein by reference.

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

32.1 Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
-----------------
* Filed herewith

                                  SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                        RPM Technologies, Inc.

Dated: August 30, 2007                                        /s/ Randy Zych
                                                        ----------------------
                                                                   Randy Zych
                                                          Chairman, Director,
                                                      Chief Executive Officer
                                                (principal executive officer)


Dated: August 30, 2007                                          /s/ David Lade
                                                        ----------------------
                                                                    David Lade
                                                       Chief Financial Officer
                                                 (principal financial officer)

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