Form 10QSB
period 2007-09-30
RPM TECHNOLOGIES INC
filed 2007-11-19
CIK 1099150

<pre>



                        U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington D.C.  20549

                                     FORM 10-QSB

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2007 or

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

    As of November 19, 2007, there were 50,228,420 shares of the issuer's common stock, no par value per share, outstanding.

    Transitional Small Business Disclosure Format (Check one): Yes |   | No |X|

--------------------------------------------------------------------------------

                              RPM Technologies, Inc.

               Form 10-QSB for the Quarter ended September 30, 2007

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

Item 3A(T).  Controls and Procedures......................................11

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

Item 4.  Submission of Matters to a Vote of Security Holders..............13

Item 5.  Other Information................................................13

Item 6.  Exhibits.........................................................13

Signatures................................................................14

Exhibits Filed with this Report

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                           RPM Technologies, Inc.
                              Balance Sheets
             September 30, 2007 (Unaudited) and December 31, 2006

                                                September 30,     December 31,
                                                     2007            2006
                                                -------------  --------------
                                  ASSETS
                                  ------
Current Assets
  Cash on hand and in bank                       $   482,849    $   551,688
   Accounts receivable - trade and other             311,760        373,784
   Other receivables                                       0        800,000
                                                  ----------     ----------
      Total current assets                           794,609      1,725,472
                                                  ----------     ----------

   Net Property and Equipment                        570,440        657,690
                                                   ----------     ---------
Other Assets
   Equipment held for sale                                 0         60,000
   Deferred loan fees                                100,865        105,417
   Other long term receivable                        809,272              0
   Refundable deposits and other                     469,583        697,103
                                                  ----------    -----------
      Total Other Assets                           1,379,720        862,520
                                                  ----------    -----------
Total Assets                                     $ 2,744,769    $ 3,245,682
                                                  ==========    ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------
Current Liabilities
  Note payable                                   $    50,000     $   50,000
  Accounts payable - trade                           241,923        378,949
  Accrued interest payable                            58,745         53,967
  Accrued officers' compensation                   1,539,014      1,375,362
  Other accrued liabilities                           59,854         82,368
  Current portion of term notes                    2,357,727        675,000
                                                  ----------    -----------
    Total Current Liabilities                      4,307,263      2,615,646

Term Notes                                                 0      1,945,000
                                                  ----------    -----------
Total Liabilities                                  4,307,263      4,560,646
                                                  ----------    -----------
Commitments and Contingencies

Stockholders' Equity (Deficit)
  Common stock - $0.001 par value.
    250,000,000 shares authorized,
    48,079,420 and 33,510,041 shares
    issued and outstanding,
    respectively                                      48,079         33,510
  Additional paid-in capital                      12,510,766     11,139,679
  Deferred compensation -
   fair value of vested stock options              2,455,000      2,455,000
  Subscription Receivable                           (260,000)             0
  Accumulated deficit                            (16,316,339)   (14,943,153)
                                                  ----------    -----------
   Total Stockholders' Equity (Deficit)          (1,562,494)     (1,314,964)
                                                  ----------    -----------
Total Liabilities and
  Stockholders' Equity                            $2,744,769     $3,245,682
                                                 ===========     ==========
The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

                                 RPM Technologies, Inc.
                                Statements of Operations
                     Three and Nine Months Ended September 30, 2007 and 2006

                                     (Unaudited)

                                                Three months  Three months     Nine months    Nine months
                                                    ended         ended           ended         ended
                                                Sept. 30, 2007 Sept. 30, 2006 Sept. 30, 2007 Sept. 30, 2006
                                                -------------  -------------  -------------  -------------
Revenues                                        $   407,772     $627,043      $ 1,774,304      $2,268,758

Cost of Sales                                       244,563      606,661        1,565,442       1,999,218
                                                   --------     ----------     ------------  -------------
Gross Profit                                        163,209       20,382          208,862         269,540
                                                   --------     ----------     ------------  -------------
Expenses

  Sales and marketing expenses                       36,663       37,384          148,775        153,644
  Payroll and related expenses                       63,177       68,862          199,953        212,060
  General and administrative expenses               172,846      104,533          672,337        664,354
  Interest expense                                  226,188      125,710          483,733        336,117
  Depreciation and asset impairment                  25,750       25,751           77,250         95,656
                                                    --------     ---------      ---------     -----------
    Total operating expenses                        524,624      362,240        1,582,048      1,461,831
                                                   --------      ---------      ----------    -----------
Net loss                                           (361,415)    (341,858)      (1,373,186)    (1,192,291)
                                                  ==========    ==========     ===========    ===========
Loss per weighted-average share of
  common stock outstanding,
  computed on net loss - basic
  and fully diluted                              $  (0.01)      $ (0.01)         $ (0.03)      $ (0.04)
                                                 ----------     --------        -----------   -----------
Weighted-average number of shares
  of common stock outstanding                    45,501,520   32,037,926        40,436,977    30,037,696
                                                 ==========   ==========        ===========   ===========

            The financial information presented herein has been prepared by management without audit by independent certified public accountants.  The accompanying notes are an integral part of these financial statements.


                                       RPM Technologies, Inc.
                                     Statements of Cash Flows
                           Nine months ended September 30, 2007 and 2006

                                          (Unaudited)

                                                        Nine months   Nine months
                                                           ended        ended
                                                         Sept. 30,     Sept. 30,
                                                            2007          2006
                                                       -------------  -------------
Cash Flows from Operating Activities
  Net loss                                            $(1,373,186)    $(1,192,291)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Depreciation and asset impairment                      84,775          94,053
    Amortization of loan fees and debt discount           223,279          53,942
    Consulting fees paid with common stock                313,125          82,596
    Consulting expense related to common stock issued           0         364,000
    (Increase) Decrease in:
      Accounts receivable - trade and other                62,024          98,432
      Other receivable - short term                       800,000               0
      Other receivable - long term                       (809,272)              0
      Inventory                                                 0         (19,005)
    Increase (Decrease) in:
      Accounts payable and other                         (137,026)       (195,080)
      Accrued interest payable                              4,778           2,072
      Accrued officers' compensation                      163,652         196,852
      Other accrued liabilities                           (22,514)         (9,098)
                                                          --------        --------
Net cash used in operating activities                    (690,365)       (523,527)

Cash Flows from Investing Activities

        (Purchase) sale of property and equipment          62,475         (27,223)
        Deposits on equipment and other                   227,520      (1,326,750)
                                                          --------     -----------
Net cash provided by (used in) investing activities       289,995      (1,353,973)

Cash Flows from Financing Activities
        Proceeds from note payable                        710,000       3,000,000
        Principal payments on notes                      (450,000)       (986,358)
        Proceeds from exercise of warrants and
             sales of common stock                        102,531         206,698
        Deferred loan fees and debt discount             ( 31,000)       (126,500)
                                                          --------      ----------
        Cash provided by financing activities             331,531       2,093,840
                                                          --------      ----------
Increase (decrease) in cash and cash equivalents          (68,839)        216,340

Cash and cash equivalents at beginning of period          551,688         411,904
                                                         --------        --------
Cash and cash equivalents at end of period             $  482,849      $  628,244
                                                       ==========      ==========
Supplemental Disclosures
Interest paid                                          $  261,225      $  367,429
                                                       ==========      ==========
Income taxes paid                                      $        0      $        0
                                                       ==========      ==========
Debt discount with increase in capital value
   of warrants                                         $  710,000      $  450,000
                                                       ==========      ==========
Issuance of common shares for future services          $        0      $  153,000
                                                       ==========      ==========
Subscription receivable for common stock               $  260,000      $        0
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

The Company believes that traditional roofing products are generally either attractive or safe, but not both. The Company also believes that its roofing products combine these two desirable characteristics and the Company aims to position its products with distributors and suppliers, contractors and builders, architects, and end-consumers as high-quality, durable, environmentally-friendly products that add beauty and safety to virtually any structure at a competitive price.

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

  RPM TECHNOLOGIES, INC.
  NOTES TO FINANCIAL STATEMENTS - CONTINUED

Note B - Preparation of Financial Statements (continued)

For segment reporting purposes, the Company operated in one industry segment during the periods represented in the accompanying financial statements and makes all operating decisions and allocates resources based on the best benefit to the Company as a whole.

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

5.  Advertising Expenses

The Company does not utilize direct solicitation advertising. All advertising and marketing expenses are charged to operations as incurred.

6.  Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. At September 30, 2007 and 2006, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization.

In June 2006, the Financial Accounting Standards Board ("FASB") released FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. A company must determine whether it is "more-likely-than-not" that a tax position will be sustained upon examination, including resolution of any related appeals or litigation procedures, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 during the quarter ended March 31, 2007. The provisions of FIN 48 did not have a material effect on the Company's financial statements.

  RPM TECHNOLOGIES, INC.
  NOTES TO FINANCIAL STATEMENTS - CONTINUED

Note C - Summary of Significant Accounting Policies (continued)

7.  Share-Based Payments

The Company utilizes the fair-value method of accounting for the payment for goods and/or services with the issuance of equity shares in lieu of cash.

The Company accounts for its stock based compensation under the provisions of the FASB's Statement of Financial Accounting Standards ("SFAS") No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement amends SFAS No. 123(R) "Accounting for Stock-Based Compensation." The Company expenses the imputed compensation cost related to stock options.

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

As of September 30, 2007 and 2006, the Company had outstanding stock options to acquire up to 5,000,000 and 10,937,500 and outstanding stock warrants to acquire up to 9,215,663 and 4,875,000 shares of common stock of the Company, respectively, and the Company's outstanding stock options and warrants were anti-dilutive due to the Company's net loss position.

9. Accounts Receivable

The Company makes judgments as to the collectibility of its accounts receivable based on historic trends and future expectations. Management estimates an allowance for doubtful accounts, which represents its estimate of the collectibility of the Company's accounts receivable.

10. Warranty Costs

The Company warrants that its products will be free of faulty workmanship or defective materials and that they will conform to published specifications or other specifications mutually agreed to with a customer. An accrual for expected warranty costs results in a charge to the financial results in the period recorded. This liability can be difficult to estimate and, if the Company experiences warranty claims in excess of its projections, it may need to record additional accruals, which would adversely affect the Company's financial results.

The Company allows only its distributors to exchange products for other than warranty reasons. If the Company is unable to repair or replace a product returned under warranty, it issues a credit for a warranty return. As of September 30, 2007 and 2006 the Company did not require a warranty accrual.

  RPM TECHNOLOGIES, INC.
  NOTES TO FINANCIAL STATEMENTS - CONTINUED

Note C - Summary of Significant Accounting Policies (continued)

11. Recently Issued Pronouncements

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments," which amends SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities," and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. This statement is effective for all financial instruments acquired, issued or subject to a remeasurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. The provisions of SFAS No. 155 did not have a material effect on the Company's financial statements for the three and nine months ended September 30, 2007.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets," which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. SFAS No. 156 amends FASB SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity's exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity's fiscal year that begins after September 15, 2006. The provisions of SFAS No. 156 did not affect the Company's financial statements for the three and nine months ended September 30, 2007.

RPM TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS - CONTINUED

Note C - Summary of Significant Accounting Policies (continued)

11. Recently Issued Pronouncements (continued)

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. Portions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of SFAS No. 157 on its financial statements.

Note E - Concentrations of Credit Risk

The Company maintains its cash accounts in a financial institution subject to insurance coverage issued by the Federal Deposit Insurance Corporation ("FDIC"). Under FDIC rules, the Company is entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During the period ended September 30, 2007 and 2006, the Company maintained deposits in various financial institutions with credit risk exposures in excess of statutory FDIC coverage. The Company incurred no losses during the period ended September 30, 2007 and 2006, or subsequent thereto through the date of filing of this report, as a result of any uninsured bank balance.

 RPM TECHNOLOGIES, INC.
 NOTES TO FINANCIAL STATEMENTS - CONTINUED

Note F - Note Payable

Note payable consists of the following:
                                             Sept. 30,      Sept. 30,
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
                                             ==========    ===========
Note G - Term Note

On June 23, 2006, the Company entered into a financing transaction whereby the Company issued $3.0 million in principal amount under a Secured Term Note due June 19, 2009 to Laurus Master Fund, Ltd. ("Laurus") in exchange for gross proceeds of $3.0 million in cash. Of this amount, the Company paid approximately $1.2 million to the Laurus to repay amounts owed, including interest and a prepayment penalty, under a Secured Convertible Term Note held by the Laurus. The Company also paid $126,500 in loan fees associated with the loan financing. The Company also issued to the Note Purchaser a warrant to purchase up to an aggregate of 3,750,000 shares of the Company's common stock at an exercise price of $.001 per share. The Company's obligations under the financing are secured by a first priority lien over all of its assets in favor of the Laurus. Using the Black-Scholes model, the Company allocated $450,000 for the fair value of the warrants to debt discount, which will be amortized to interest expense over the life of the loan using the effective interest method. The Secured Term Note bears interest at an annual rate equal to the Prime Rate plus 3%. Monthly principal payments on the Secured Term Note were scheduled to begin on February 1, 2007 in the amount of $75,000 with a balloon payment due on the maturity date of the Note. Monthly interest payments in arrears commenced August 1, 2006.

On July 13, 2007, the Company and Laurus executed a Securities Purchase Agreement that provides for the issuance by the Company of another Secured Term
Note in the aggregate principal amount of $710,000 and the issuance of a Common Stock Purchase Warrant to purchase up to 8,000,000 shares of Common Stock in exchange for aggregate consideration of $710,000 in cash.

The Secured Term Note is due June 19, 2009 and accrues interest at the per annum rate of the Prime Rate plus 3%. Accrued interest on the Secured Term Note is payable in arrears commencing July 13, 2007 and principal is payable commencing June 1, 2008 in the amount of $59,167 per month with the balance of all amounts owed payable upon maturity of the Note. The Company may prepay all or a portion of the Secured Term Note without bonus or penalty. The Secured Term Note includes customary events of default. In the event of a default, the Company is to pay additional interest at a rate of 2% per month on all outstanding amounts owed under the Note. In addition, in the event of a default, Laurus is entitled to accelerate all obligations under the Note and require that the Company pay 110% of the outstanding principal amount plus accrued and unpaid interest and all other amounts owed under the Note.

RPM TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS - CONTINUED

Note G - Term Note (continued)

The Common Stock Purchase Warrant is exercisable into an aggregate of up to 8,000,000 shares of Common Stock in the amount of 4,800,000 shares at an exercise price of $0.01 per share, 800,000 shares at an exercise price of $0.02 per share, 800,000 shares at an exercise price of $0.03 per share, 800,000 shares at an exercise price of $0.04 per share, and 800,000 shares at an exercise price of $0.05 per share for an aggregate exercise price of $160,000. Using the Black-Scholes model, the Company allocated $710,000 for the fair value of the warrants to debt discount, which will be amortized to interest expense over the life of the loan using the effective interest method.

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

As of November 19, 2007, the Company was in default under its obligations to register for resale shares of common stock underlying outstanding warrants held by Laurus. Therefore, previously classified long-term debt in the amount of $1,457,727 has been reclassified as a current liability.

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

Note H - Common Stock Transactions

Common stock transactions for the three months ended September 30, 2007 consisted of the following:

In August 2007, the Company issued 2,530,879 shares of common stock to an accredited investor upon a cashless exercise of a warrant, net of 25,300 shares of common stock deemed tendered back to the Company upon the cashless exercise.

In August 2007, the Company issued 2,000,000 shares of common stock to a group of accredited investors for $200,000 in cash, part of which is to be received in the future.

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

    We have established a formal corporate headquarters. We do not presently have sufficient funds to purchase enough molding equipment and presses to fully enable us to produce our plastic pallets internally. Therefore we will to continue to outsource the grinding of our post-industrial and post-consumer plastic products used in the production of our plastic pallets the manufacturing of our pallets until we raise additional capital enabling us to purchase extra molds and presses.

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

        During the last quarter of 2007 we intend to complete an updated testing regimen of our plastic roofing tiles so that we can better meet the demands of the market place. We have improved our formula, which in turn has strengthened our plastic roofing tiles, increased production speed, and eliminated many of the difficult powdered raw materials we had previously included in our tiles.

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

    Our most critical accounting estimates include revenue recognition; the valuation of inventory, which impacts gross margin; assessment of recoverability of long-lived assets, which primarily impacts operating expense when we impair assets or accelerate depreciation; deferred income tax assets and liabilities, which impacts our tax provision; reserve for warranty costs, which impacts gross margin; and stock-based compensation. We also have other policies that we consider to be key accounting policies, such as our policies for the valuation of accounts receivable, reserves for sales returns and allowances, and reserves for commitments and contingencies; however, these policies either do not meet the definition of critical accounting estimates described above or are not currently material items in our financial statements. We review our estimates, judgments, and assumptions periodically and reflect the effects of revisions in the period that they are deemed to be necessary. We believe that these estimates are reasonable; however, actual results could differ from these estimates.

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

    Income Taxes

    We are subject to taxation from federal, state and international jurisdictions. We spend a significant amount of management time with our annual provision for income taxes and the calculation of resulting deferred tax assets and liabilities. We evaluate liabilities for estimated tax exposures in jurisdictions of operation. Any exposures are settled primarily through the completion of audits within these tax jurisdictions, but can also be affected by other factors. Changes could cause management to find a revision of past estimates appropriate. The liabilities are frequently reviewed by management for their adequacy and appropriateness. As of September 30, 2007, we were not under audit by the U.S. taxing authorities. To the extent audits or other events result in a material adjustment to the accrued estimates, the effect would be recognized during the period of the event. Management believes that an appropriate liability has been established for estimated exposures, though the potential exists for results to vary materially from these estimates.

    We record a valuation allowance to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets may not be realized. We consider future taxable income and prudent and feasible tax planning strategies in determining the need for a valuation allowance. We evaluate the need for a valuation allowance on a regular basis and adjust as needed. These adjustments have an impact on our financial statements in the periods in which they are recorded. We make this determination based on the criteria of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes."

    Warranty Costs

    We warrant that our products will be free of faulty workmanship or defective materials and that they will conform to our published specifications or other specifications mutually agreed to with a customer. An accrual for expected warranty costs results in a charge to the financial results in the period recorded. This liability can be difficult to estimate and, if we experience warranty claims in excess of our projections, we may need to record additional accruals, which would adversely affect our financial results.

    We allow only our distributor to exchange products for other than warranty reasons. If we are unable to repair or replace a product returned under warranty, we will issue a credit for a warranty return.

Stock-Based Compensation

    We utilize the fair-value method of accounting for the payment for goods and/or services with the issuance of equity shares in lieu of cash.

    We account for our stock-based compensation under the provisions of SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement amends SFAS No. 123(R) "Accounting for Stock-Based Compensation." We expense the imputed compensation cost related to stock options.

    The accounting for stock-based compensation involves a number of estimates about the expected lives of stock options, interest rates, stock volatility, and assumptions as well as the selection of a valuation model. We have elected to use the Black-Scholes option valuation model. A change in any of these estimates or a selection of a different option-pricing model could have a material impact on our stock-based compensation expense and, accordingly, on our pro forma net income (loss).

Results of Operations

   Comparison of Results of Operations for the Three Months Ended September 30, 2007 and 2006

     Our revenues decreased $219,000, or 35%, from $627,000 in the three months ended September 30, 2006 to $408,000 in the same period in 2007. This decrease is primarily attributable to a decrease in sales of our plastic pallets, which was caused due to a slower economy and an increase in petroleum costs.

     Our cost of sales decreased by $362,000, or 60%, from $607,000 in the three months ended September 30, 2006 to $245,000 in the same period in 2007. Our gross profit increased by $143,000, or 715%, from $20,000 in the three months ended September 30, 2006 to $163,000 in the same period in 2007. The increase in our gross profit resulted primarily from our increased productivity and cost reduction from our plastic stringer product line being back in production.

     Total operating expenses increased by $163,000, or 45%, from $362,000 in the three months ended September 30, 2006 to $525,000 in the same period in 2007 primarily as a result of an increase in outside consulting costs and loan fees.

     Our net loss increased $19,000, or 5.6%, from $342,000 in the three months ended September 30, 2006 to $361,000 in the same period in 2007 primarily due to the increase in total operating expenses, as discussed above that offset our increase in gross profit.

  Comparison of Results of Operations for the Nine Months Ended September 30, 2007 and 2006

     Our revenues decreased $495,000, or 22%, from $2,269,000 in the first nine months of 2006 to $1,774,000 in the same period in 2007. This decrease is primarily attributable to a decrease in sales of our plastic pallets, which was caused due to a slower economy and an increase in petroleum costs.

     Our cost of sales decreased by $434,000, or 22%, from $1,999,000 in the first nine months of 2006 to $1,565,000 in the same period in 2007 and our gross profit decreased by $61,000, or 23%, from $270,000 in the first nine months of 2006 to $209,000 in the same period in 2007. The decrease in our gross profit resulted primarily from the large decrease from the second quarter when our higher profit margin plastic stringer product line was still being re-tooled and thus out of production for the six month period ended June 30, 2007.

     Total operating expenses increased by $120,000 or 8.2%, from $1,462,000 in the first nine months of 2006 to $1,582,000 in the same period 2007. Our net loss increased by $181,000, or 15%, from $1,192,000 in the first nine months of 2006 to $1,373,000 in the same period in 2007. Both increases resulted primarily from our increase in consulting and loan fees and debt amortization costs.

Liquidity and Capital Resources

    At September 30, 2007 and December 31, 2006, we had cash of $483,000 and $552,000, respectively. As of September 30, 2007 we had a working capital deficit of $3,513,000 and as of December 31, 2006, we had a working capital deficit of $890,000. Our working capital deficit increased as a result of cash expended for marketing and continued start up of our roofing sales division and a reclassification of long-term debt as a current liability due to a default under our obligations to Laurus Master Fund, Ltd., or Laurus, as discussed further below.

    Cash used in our operating activities increased by $167,000, or 32%, from $523,000 in cash used in our operating activities in the nine months ended September 30, 2006 to $690,000 in cash used in our operating activities in the same period in 2007 primarily due to an increase in accounts receivable, and consulting and loan fees

    During the nine months ended September 30, 2007 we financed our operations primarily through cash generated from sales of our products and remaining cash from our debt financing transaction with Laurus Master Fund, Ltd.

    On June 23, 2006, we entered into a financing transaction and issued $3.0 million in principal amount under a Secured Term Note due June 19, 2009 to Laurus in exchange for gross proceeds of $3.0 million in cash. Of this amount, we paid approximately $1.2 million to Laurus to repay amounts owed, including interest and a prepayment penalty, under a Secured Convertible Term Note held by Laurus. We also paid $126,500 in loan fees associated with the loan financing. We also issued to Laurus a warrant to purchase up to an aggregate of 3,750,000 shares of our common stock at an exercise price of $.001 per share. Our obligations under the financing are secured by a first priority lien over all of our assets in favor of Laurus. The Secured Term Note bears interest at an annual rate equal to the Prime Rate plus 3%. Monthly principal repayments on the Secured Term Note were scheduled to begin on February 1, 2007 in the amount of $75,000 with a balloon payment due on the maturity date of the Note. Monthly interest payments commenced August 1, 2006.

    On July 13, 2007, we entered into a Securities Purchase Agreement with Laurus dated July 13, 2007 under which we issued another Secured Term Note in the aggregate principal amount of $710,000 and the issuance of a Common Stock Purchase Warrant to purchase up to 8,000,000 shares of Common Stock in exchange for aggregate consideration of $710,000 in cash.

    The Secured Term Note is due June 19, 2009 and accrues interest at the per annum rate of the Prime Rate plus 3%. Accrued interest on the Secured Term Note is payable in arrears commencing July 13, 2007 and principal is payable commencing June 1, 2008 in the amount of $59,167 per month with the balance of all amounts owed payable upon maturity of the Note. We may prepay all or a portion of the Secured Term Note without bonus or penalty. The Secured Term Note includes customary events of default. In the event of a default, we will have to pay additional interest at a rate of 2% per month on all outstanding amounts owed under the Secured Term Note. In addition, in the event of a default, Laurus is entitled to accelerate all obligations under the Secured Term Note and require that we pay 110% of the outstanding principal amount plus accrued and unpaid interest and all other amounts owed under the Secured Term Note.

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

    As of November 19, 2007, we were in default under our obligations to register for resale shares of common stock underlying outstanding warrants held by Laurus. Therefore, previously classified long-term debt in the amount of $1,457,727 has been reclassified as a current liability.

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

    As of November 19, 2007, we were in default under our obligations to register for resale shares of our common stock underlying outstanding warrants held by Laurus. In addition, we had not made principal payments for the months of January through July 2007 or interest payments for the months of March through July 2007, in each case due to our lack of liquidity to fund those payments. On July 24, 2007, we received a waiver from Laurus waiving these payment defaults and we authorized Laurus to withdraw from a restricted account $300,000 to reduce the principal payments owed and $114,372 to reduce interest payments owed; however, we have not received a waiver of our default under our obligations to register for resale shares of our common stock underlying outstanding warrants held by Laurus.

    As of November 19, 2007, we owed principal and unpaid interest on our notes in an aggregate amount of approximately $3,358,000, all of which we believe would be immediately due and payable upon demand by Laurus as a result of our default under our obligations to register for resale shares of our common stock underlying outstanding warrants held by Laurus.

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

    ITEM 3 - CONTROLS AND PROCEDURES

    Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of September 30, 2007 (the "Evaluation Date"), that the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

    There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

    ITEM 3A(T) - CONTROLS AND PROCEDURES

    Not applicable.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

    In August 2007, we issued 2,530,879 shares of common stock to an accredited investor upon a cashless exercise of a warrant, net of 25,300 shares of common stock deemed tendered back to us upon the cashless exercise.

    In August 2007, we issued 2,000,000 shares of common stock to a group of accredited investors for $200,000 in cash, part of which is to be received in the future.

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

    As of November 13, 2007, we were in default under our obligations to register for resale shares of our common stock underlying outstanding warrants held by Laurus. In addition, we had not made principal payments for the months of January through July 2007 or interest payments for the months of March through July 2007, in each case due to our lack of liquidity to fund those payments. On July 24, 2007, we received a waiver from Laurus waiving these payment defaults and we authorized Laurus to withdraw from a restricted account $300,000 to reduce the principal payments owed and $114,372 to reduce interest payments owed; however, we have not received a waiver of our default under our obligations to register for resale shares of our common stock underlying outstanding warrants held by Laurus.

    As of November 19, 2007, we owed principal and unpaid interest on our notes in an aggregate amount of approximately $3,358,000, all of which we believe would be immediately due and payable upon demand by Laurus as a result of our default under our obligations to register for resale shares of our common stock underlying outstanding warrants held by Laurus.

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

    Also as a result of the above default, we have reclassified as a current liability previously classified long-term debt in the amount of $1,457,727.

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

                                                        RPM Technologies, Inc.

Dated: November 19, 2007                                        /s/ Randy Zych
                                                        ----------------------
                                                                   Randy Zych
                                                          Chairman, Director,
                                                      Chief Executive Officer
                                                (principal executive officer)


Dated: November 19, 2007                                        /s/ David Lade
                                                        ----------------------
                                                                    David Lade
                                                       Chief Financial Officer
                                  (principal financial and accounting officer)

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