Form 10KSB
period 2007-12-31
RPM TECHNOLOGIES INC
filed 2008-04-14
CIK 1099150

<pre>
===============================================================================
                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(MARK ONE)
 [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 For the fiscal year ended December 31, 2007     OR

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

                        Commission File Number 000-31291

                                 RPM TECHNOLOGIES, INC.
                      (Name of small business issuer in its charter)

                     Delaware                             36-4391958
               (State or other jurisdiction           (I.R.S. Employer
              incorporation or organization)          Identification No.)

          9981 West 190th St., Suite C, Mokena, Illinois         60448
          (Address of principal executive offices)        (Zip Code)

                       Issuer's telephone number: (708) 479-0057

         Securities registered under Section 12(b) of the Exchange Act:
          Title of each class      Name of each exchange on which registered
                None                                   None

            Securities registered under Section 12(g) of the Exchange Act:
                           Common Stock, $0.001 par value
                                (Title of class)
                              _____________________

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

The issuer's revenues for the twelve months ended December 31, 2007 were $2,233,934.

The aggregate market value of the voting common equity held by non-affiliates of the registrant computed by reference to the closing price of the common equity on April 10, 2008 was approximately $2.7 million. The registrant has no outstanding non-voting common equity.

As of April 10, 2008, the number of shares outstanding of the registrant's only class of common equity was 54,674,381.

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

    We continue to engage in the sales of custom plastic pallets. As funds are available, we plan to introduce new mold designs, purchase new molds, and add other molds. These enhancements are expected to reduce costs and increase operating efficiency. Custom-size plastic pallet sales have increased principally among exporters that previously used wood pallets but are now switching to alternative materials due to wood treatment requirements, which are specified in International Standard for Phytosanitary Measures, or ISPM, Number 15.

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

Plastic Roofing Products

        We have expanded our operations to sell and produce plastic roofing tiles. We entered into Joint Venture and Manufacturing Agreement for the exclusive manufacture of our roofing tiles with RPM Roofing, a compression molding company in Terre Haute, Indiana. Our joint venture partner, RPM Roofing, purchased a building, all the equipment and provided the start up money necessary to provide us with an exclusive state of the art manufacturer of our roofing tiles (over $5.0 million has been invested to date). We contributed approximately an additional $1.0 million towards the Joint Venture which guaranteed us the exclusive manufacturing rights from RPM Roofing. RPM Roofing has the capacity to produce up to 7,200 squares per month with their current equipment but has enough plant capacity for 5 times that amount of production. We agreed that we would order a certain number of squares each month increasing to higher average levels over the next three and one-half years beginning in June 2008 through January 2011. Our price is guaranteed no matter the average squares ordered per month based upon an agreed upon formula to be calculated at cost plus 18%. Cost as used in the Joint Venture and Manufacturing Agreement includes (a) raw materials; (b) operating expenses, including: (1) payroll, (2) health insurance; (3) worker's compensation; (4) taxes; (5) telephone, (6) gas;
(7) electricity, (8) maintenance and (9) miscellaneous supplies and (c) fixed overhead expenses, including (1) building/equipment/taxes, (2) property and equipment insurance and (3) liability insurance. Additionally, if the minimum average monthly quantities are achieved then we are to receive an additional 10% discount off of the price per square.

        We have had a number of delays caused in great deal due to a number of problems with the inventor of the original roofing design, blends and means of production. In June 2006 we entered into an Exclusive License Agreement providing that we would be allowed to manufacture and sell roofing tiles using blends created by its inventor in exchange for $500,000 and a royalty of $10 per square. Additionally, we were entitled to sub-license to other manufacturers to make the roofing tiles and pay us a royalty. As part of that license the inventor was to provide up to date third-party testing results of his roofing blends so that the roofing tiles could be sold immediately into the market place. Such testing is necessary to show that the roofing material meets certain industry specifications. Prior to the release of any license fees however, we discovered that the testing results had expired and were not kept up to date. Thus, a new set of full tests had to be performed. The lack of testing made the ability to further manufacture and sell roofing tiles problematic, even though there was a backlog of orders waiting to be filled. We could not fill these orders until a full set of testing was performed in order to assure that our roofing tiles would perform as expected.

        RPM Roofing, upon discovery of the lack of up to date testing results took the opportunity to develop a new blend which would be a simpler roofing tile blend, coupled with a more advanced mixing and manufacturing process. RPM Roofing developed, through and with the assistance of a number plastic (polymer) engineers, a new blend, which is a simpler roofing tile blend. RPM Roofing has only one blend for our three roofing tile designs and now only had to test three roofing tile designs at a manageable cost of $250,000 (in contrast to the 29 different blends for 4 different kinds of tiles originally proposed). The new blend has now been tested and passed almost all of the third- party testing required for various certifications. The remaining tests are expected to be completed within the first half of 2008. Specifically, the blend has completed and passed a majority of third- party product testing with the following results (or awaiting results) thereof:

Fire Resistance Tests
Passed
Testing Lab: Southwest Research Institute - San Antonio, Texas
ASTM E108   - Surface Burning Characteristics
ASTM D1929  - Ignition Temperatures

Impact Resistance/Penetration/Temperature Cycling Testing
Passed
Testing Lab: Southwest Research Institute - San Antonio, Texas
 AC07     -  Impact Test 200 lbs load test.

150 MPH Wind Driven Rain Test
Passed
Testing Lab: PRI Construction Materials Technologies - Tampa, FL.
 Wind Driven Rain - TAS 100

Accelerated Weathering
In Process (approximately 1-2 months remaining)
Testing Lab: PRI Construction Materials Technologies - Tampa, FL.
 Accelerated Weathering - ASTM G26 and D638 - In Process
(4500 hours)

Wind Resistance
Passed  (Test Report In Process)
Testing Lab: Hurricane Testing Labs - Riviera Beach, FL.
 Uplift Resistance - TAS 125

Plant Quality Control Protocols and Manual
Passed
Southwest Research Institute - San Antonio, Texas

        The new roofing blend uses very common recycled raw materials that are readily available in the market place in plentiful amounts and from numerous different sources. Costs have been reduced for raw material, all previously dangerous powder raw materials have been eliminated and press cycle times have been reduced which has doubled the production lines' current capacity without adding any new presses or additional equipment.

        RD Associates, Ltd., or RD, is the inventor group that developed the new roofing technology to the new roofing blend, designs, and production upgrades. RD has granted us an exclusive license for all the rights in the new roofing technology, including the right to sublicense, as a substitute for the license agreement previously entered with the old inventor, for his now much inferior roofing tile technology, for $349,000, thus we saved $151,000 on the license fee itself. RD's royalty is $2.00 per square, which is a savings of 80% from the original $10 per square demanded by the old inventor.

        Starting in January 2008, although delayed by at least 6 months, our joint venture began the full manufacturing, marketing, sales and delivery of plastic roofing tiles. In summary, we accomplished the following during the 2007 and first quarter of 2008:

        1.      Developed a new and improved roofing tile blend;

        2. The new blend is much simpler and uses commonly available raw materials;

        3.      The roofing tile designs are stronger and weigh less;

        4. Manufacturing capacity has increased 100% (doubled) by use of the new blend:

        5. Third-party agency testing is 80% completed with passing results in all testing to date; remaining testing to be completed in the first half of 2008;

        6.      Florida Building Code Approval pending;

        7.      Member Green Building Council;

        8.      In approval process with Dade County;

        9.      In approval process with ICC;

        10.     100% recycled materials used in roofing products;

        11.     Cost of raw material has decreased by 10% or $0.04 per pound;

        12. Our total cost per square has been reduced by $40 per square, or 35%, due to the new blend.


        We now have sales representatives covering the east coast from New Jersey down to and including Florida. Midwest sales representatives for Iowa, Illinois, Missouri, Minnesota, and Wisconsin, and a west coast representatives for the Pacific Northwest, and Arizona and Nevada.

        Additionally, we have a website that is generating interest and with the testing nearly completed it is expected to produce excellent results there as well. We have 5,000 brochures going out to our various distributors who have been previously provided samples during the past 90 days. We have sent out approximately 250 product sample boards of our entire product line to various distributors and architects around the country.

        The gross sales of our roofing tiles for 2007 were only $189,000 due the need for all new third-party testing and development of a new and simpler roofing tile formula. Our joint venture partner, RPM Roofing, has invested over $1 million into this project, over the past six months, in addition to the $4.0 million invested in the manufacturing equipment and the building. Thus, RPM Roofing has a high stake in the continued development and success of the project.

        On the research and development side of the roofing business, we are testing and preparing to introduce a new low cost roofing alternative produced from recycled plastic that will be competitively priced for the first time with asphalt shingles, the highest selling roofing material in the country. We believe that this would be the first time that a composite plastic (recycled or otherwise) roofing product would be competitive with asphalt roofing shingles. We also intend to continue to improve our current roofing tile products by making them lighter and also intend to introduce a heavy rock slate shingle much like our current slate tile roof but with a thicker looking appearance, which is very popular in the Midwest and Northeast sections of the country.

        We believe that our plastic roofing products are a viable alternative to more expensive traditional roofing products. Our plastic roofing products are priced lower than wood shake, slate and clay tiles. Our plastic roofing products are priced competitively with other alternative roofing materials. We believe that our plastic roofing tiles are considerably more durable than wood, slate or barrel tiles made from traditional materials. Our plastic roofing tiles have a life expectancy of approximately 50 years, whereas natural tiles have a life expectancy of approximately 20 years.

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

    Our Plastic Roofing Products

    We employ a proprietary substrate that can be molded into three primary roofing products: simulated slate, simulated cedar shake, barrel tile and flat tile. All of our plastic roofing tile products will be manufactured from recycled plastic material in a process that creates products that we believe are superior to all presently-employed roofing products. We believe that these products are superior for the following reasons:

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

    SIMULATED CEDAR SHAKE. Our simulated cedar shake tiles are cast from multiple patterns of genuine cedar shake and are available in pewter, charcoal, brown and weathered gray colors. We believe that we have obtained the natural beauty of real wood with these tiles. The length of this tile is 24 inches and our simulated cedar shake tiles are expected to be available in 5-, 7- and 12-inch widths weighing approximately 1.5, 1.8 and 2.2 lbs. per tile, respectively.

    SIMULATED SPANISH TILE. Our simulated Spanish tiles provide Mediterranean styling with all the beauty and durability of genuine clay tiles, but with greater ease of installation, and are available in terra cotta, brown and black colors. Our simulated Spanish tiles are 16.5 x 13 inches and weigh approximately
2.2 lbs. per tile.

    Each of our simulated tile products are tested to produce a Class A and/or C fire rating. In addition, each of our simulated tile products are tested to produce a Class 3 and 4 impact rating, except for our simulated Spanish tile product, which we plan to have tested to produce a Class 3 impact rating. We expect that the durability and fire-resistance ratings of our simulated tile products may reduce insurance premiums for the owners of homes and buildings that utilize these products.

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

Employees

    We currently have two full-time employees. These employees are experienced in materials handling and plastic pallet operations, and they are involved in executive, corporate administration, operations and sales and marketing functions. We also utilize the services of outside consultants and experts on many of our projects to help reduce costs. Additional staffing will occur on an as-needed basis, dictated by the sales volume we achieve.

ITEM 2. DESCRIPTION OF PROPERTY.

    Our corporate offices are located at 9981 West 190th St., Suite C, Mokena, Illinois 60448, where we rent 2,300 square feet of space at $2,500 per month. We have leased this space for a term of three years. Randy Zych, our Chairman and Chief Executive Officer, and Charles Foerg, our President maintain separate personal offices out of which they also operate our business. No formal lease agreement exists for the use of these offices. During 2007 and 2006, we paid these officers an aggregate approximately $45,018 and $75,014, respectively, for the use of these offices and for the reimbursement of expenses paid personally by these officers on our behalf. We believe that our facilities are adequate for our needs for the near future.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of our security holders during the quarter ended December 31, 2007.

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

                                                              High       Low
                                                             --------  --------
Year Ended December 31, 2006:
  First Quarter..........................................      $0.18      $0.08
  Second Quarter.........................................       0.18       0.08
  Third Quarter..........................................       0.25       0.06
  Fourth Quarter.........................................       0.08       0.04

Year Ended December 31, 2007
  First Quarter..........................................      $0.12      $0.05
  Second Quarter.........................................       0.20       0.07
  Third Quarter .........................................       0.17       0.07
  Fourth Quarter.........................................       0.15       0.08

    As of April 10, 2008 we had 54,674,381 shares of common stock outstanding and held of record by approximately 600 shareholders. Within the holders of record of our common stock are depositories such as Cede & Co. that hold shares of stock for brokerage firms which, in turn, hold shares of stock for beneficial owners. On April 10, 2008, the last reported price of our common stock on the OTC Bulletin Board was $0.05 per share.

    We have never paid cash dividends on our common stock and do not intend to pay cash dividends on our common stock in the foreseeable future. We are restricted from paying dividends on our common stock under state law and under the terms of our outstanding term note. We currently anticipate that we will retain any earnings for use in the continued development of our business.

Recent Sales of Unregistered Securities

    In October 2007, we issued 1,650,000 shares of common stock to a consultant for $90,000 in services rendered and recorded an additional $22,200 in services expenses for the fair value of the shares issued.

    In November 2007, we issued 500,000 shares of common stock to a consultant for $50,000 in services rendered.

    In December 2007 we issued 445,961 shares of common stock to an accredited investor upon a cashless exercise of a warrant, net of 4,460 shares of common stock deemed tendered back to us upon the cashless exercise.

    In December 2007, we issued 2,000,000 shares of common stock to a consultant for $60,000 in services rendered and recorded an additional $110,000 in services expenses for the fair value of the shares issued.

    Exemption from the registration provisions of the Securities Act of 1933 for the transactions described above is claimed under Section 4(2) of the Securities Act of 1933, among others, on the basis that such transactions did not involve any public offering and the purchasers were sophisticated with access to the kind of information registration would provide.

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

        Our most critical accounting estimates include revenue recognition, assessment of recoverability of long-lived assets, which primarily impacts operating expense when we impair assets or accelerate depreciation; deferred income tax assets and liabilities, which impacts our tax provision; reserve for warranty costs, which impacts gross margin; and stock-based compensation. We also have other policies that we consider to be key accounting policies, such as our policies for the valuation of accounts receivable, reserves for sales returns and allowances, and reserves for commitments and contingencies; however, these policies either do not meet the definition of critical accounting estimates described above or are not currently material items in our financial statements. We review our estimates, judgments, and assumptions periodically and reflect the effects of revisions in the period that they are deemed to be necessary. We believe that these estimates are reasonable; however, actual results could differ from these estimates.

Revenue Recognition

    We derive revenues primarily from the sale of standard and custom plastic pallets. Our revenues occasionally include nonrecurring engineering revenues related to the development of customer-specific products. Sales of our products are generally made through either our internet site or independent manufacturers' representatives or through our stocking distributor. The majority of our shipments are made directly to our customers, with shipments to our manufacturing representatives and our stocking distributor, accounting for less than 10% of total revenues during 2007 and 2006.

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

Results of Operations

      Comparison of Results of Operations for the Years Ended December 31, 2007 and 2006

    Our revenues decreased by $694,000, or 24%, from $2,928,000 in 2006 to $2,234,000 in 2007. Our decrease in revenues in 2007 as compared to 2006 was due to higher costs and reduction in plastic pallet orders. Roofing tiles sales made up $189,000 of our revenues in 2007.

    Our cost of sales decreased by $594,000, or 23%, from $2,616,000 in 2006 to $2,022,000 in 2007 and our gross profit decreased by $100,000, or 32%, from $312,000 in 2006 to $212,000 in 2007.

    Total operating expenses increased by $336,000, or 18%, from $1,908,000 in 2006 to $2,244,000 in 2007. The increase in operating expenses was primarily due to a increase in non-cash compensation expenses related to the grants of stock options, and interest expense including debt discount amortization that occurred in 2007.

    Our net loss increased by $436,000, or 27%, from $1,596,000 in 2006 to $2,032,000 in 2007. The substantial increase in our net loss resulted primarily from non-cash compensation expenses related to the grants of stock options, and interest expense including debt discount amortization that occurred in 2006.

Liquidity and Capital Resources

    At December 31, 2007 and 2006, we had cash of $550,000 and $552,000, respectively. We had a working capital deficit of $3,713,000 as of December 31, 2007 and a working capital deficit of $890,000 as of December 31, 2006. The increase in working capital deficit is primarily due to our default on the our loan obligations to Laurus and the accounting requirement that we shift of that portion of our long term debt to current debt.

    Cash provided by our operating activities totaled $45,000 for the year ended December 31, 2007 as compared to cash used in operating activities of $1,322,000 for the year ended December 31, 2006. This change was due to the additional expense of establishing our roofing division last year.

    Cash used in our investing activities totaled $575,000 for the year ended December 31, 2007 as compared to $557,000 for the year ended December 31, 2006.

    Cash provided by our financing activities totaled $529,000 for the year ended December 31, 2007 as compared to $2,018,000 for the year ended December 31, 2006. This change is primarily due to substantial cash provided by ourfinancing facility with Laurus in 2006.

    During 2007 and 2006, we financed our operations through cash generated through sales of our products, through private placements of our equity securities and debt financing transactions.

    Our total current liabilities increased by $1,973,000, or 75%, from $2,616,000 as of December 31, 2006 to $4,589,000 as of December 31, 2007. This
increase was largely due to an increase in the current maturities of our notes payable to Laurus due to their default status, as discussed further below, and a $221,000 increase in accrued officer compensation from $1,375,000 as of December 31, 2006 to $1,596,000 as of December 31, 2007. We are currently experiencing no pressure to pay the accrued compensation from the individuals to whom we owe this compensation as it consists primarily of unpaid salaries of Randy Zych and Charles Foerg.

    Our total current assets decreased by $849,000, or 49%, from $1,725,000 as of December 31, 2006 compared to $876,000 as of December 31, 2007. This decrease was primarily due to a decrease in cash received in connection with our debt financing transaction with Laurus and an investment in our plastic tile roofing business in the amount of $1,400,000.

Debt Financing

    On July 13, 2007, we and Laurus executed a Securities Purchase Agreement under which we issued a Secured Term Note in the aggregate principal amount of $710,000 and a Common Stock Purchase Warrant to purchase up to 8,000,000 shares of Common Stock in exchange for aggregate consideration of $710,000 in cash.

    The Securities Purchase Agreement includes customary terms, conditions, representations, warranties, covenants and agreements, including information delivery requirements and covenants regarding the issuance of additional securities. The Securities Purchase Agreement also provides for a right of first refusal on the part of Laurus in connection with subsequent financings that we may conduct.

    The Secured Term Note is due June 19, 2009 and accrues interest at a per annum rate equal to the Prime Rate plus 3%. Accrued interest on the Note is payable in arrears commencing on July 13, 2007 and principal is payable commencing on June 1, 2008 in the amount of $59,167 per month with the balance of all amounts owed payable upon maturity of the Note. We may prepay all or a portion of the Note without bonus or penalty. The Note includes customary events of default. In the event of a default, we are to pay additional interest at a rate of 2% per month on all outstanding amounts owed under the Note. In addition, in the event of a default, Laurus is entitled to accelerate all obligations under the Note and require that we pay 110% of the outstanding principal amount plus accrued and unpaid interest and all other amounts owed under the Note. The Note also includes customary terms, conditions, covenants and agreements.

    The Common Stock Purchase Warrant is exercisable into an aggregate of up to 8,000,000 shares of our common stock in the amount of 4,800,000 shares at an exercise price of $0.01 per share, 800,000 shares at an exercise price of $0.02 per share, 800,000 shares at an exercise price of $0.03 per share, 800,000 shares at an exercise price of $0.04 per share, and 800,000 shares at an exercise price of $0.05 per share for an aggregate exercise price of $160,000. The Warrant also includes customary terms, conditions, covenants and agreements, including a net exercise provision for the cashless exercise of the Warrant in the event that the shares underlying the Warrant are not registered for resale within the time periods required under the Registration Rights Agreement, as described further below.

    An Amended and Restated Registration Rights Agreement provides that we shall register for resale the shares of common stock underlying the Warrant (and a warrant previously issued to Laurus on June 19, 2006 for the purchase of up to 3,750,000 shares of our common stock at a fixed exercise price of $0.001 per share). The registration obligations require, among other things, that we were to file an initial registration statement with the Securities and Exchange Commission no later than 60 days from the issuance date of the Warrant and cause the registration statement to be declared effective no later than 120 days from such date. We are required to pay all registration expenses, including up to $15,000 for Laurus' legal counsel fees. The Amended and Restated Registration Rights Agreement also includes customary terms, conditions, covenants and agreements.

    A Restricted Account Agreement provides that the amount of $679,000, which represents the proceeds from the loan financing, less loan fees in the amount of $31,000, were deposited into a restricted account as security for our obligations under the Securities Purchase Agreement and related agreements.

    A Restricted Account Side Letter provided that Laurus is to deliver a release notice to North Fork Bank to pay outstanding obligations owed by us to Laurus under the Securities Purchase Agreement and related agreements as well as our previous Securities Purchase Agreement and related agreements with Laurus entered into in June 2006 covering a loan of $3.0 million to us from Laurus. Under the Restricted Account Side Letter, following complete satisfaction of all such obligations, Laurus was to instruct North Fork Bank to release any funds remaining in the restricted account to us.

    As of April 10, 2008, we were in default under our obligations to register for resale shares of our common stock underlying the warrants issued to Laurus.

    As of that date, we were also in default under our obligations to make interest payments under the Secured Promissory Notes issued to Laurus due to our lack of liquidity to fund those interest payments. As a result of the above defaults, Laurus is entitled to pursue its rights to foreclose upon its security interest in our assets. In the event that Laurus forecloses upon its security interest in our assets, we could lose all of our assets, which would have a material and adverse effect on our business, prospects, results of operations and financial condition, likely resulting in our bankruptcy. In addition, Laurus is entitled to demand immediate repayment of all principal and interest owed under our Secured Promissory Notes. The cash required to repay such amounts would likely have to be taken from our working capital. Since we rely on our working capital to sustain our day to day operations, a default under our Secured Promissory Notes could have a material and adverse effect on our business, prospects, results of operations and financial condition. However, we are not aware of any action taken by Laurus to enforce its rights under the Secured Promissory Notes and other related documents.

    Our continued operations are dependent on securing additional sources of liquidity through debt and/or equity financing. As indicated above, our financial statements as of December 31, 2007 and for the years ended December 31, 2007 and 2006 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As discussed in this report and in Note C to our financial statements included in this report, we have suffered recurring losses from operations and at December 31, 2007 had substantial net capital and working capital deficiencies. These factors, among others, raised substantial doubt about our ability to continue as a going concern and led our independent registered public accounting firm to include in its audit report an explanatory paragraph related to our ability to continue as a going concern. The financial statements included with this report do not include any adjustments that might result from the outcome of this uncertainty.

    We have been, and currently are, working toward identifying and obtaining new sources of financing. Our current financing documents contain notice and right of first refusal provisions and the grant of a security interest in all of our assets in favor of Laurus, all of which provisions may restrict our ability to obtain debt and/or equity financing from any investor. Any future financing that we may obtain may cause significant dilution to existing stockholders. Any debt financing or other financing of securities senior to common stock that we are able to obtain will likely include financial and other covenants that will restrict our flexibility. At a minimum, we expect these covenants to include restrictions on our ability to pay dividends on our common stock. Any failure to comply with these covenants would likely have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

    If adequate funds are not available, we may be required to delay, scale back or eliminate portions of our operations and product development efforts or to obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to certain of our products or other assets. Accordingly, the inability to obtain such financing could result in a significant loss of ownership and/or control of our assets and could also adversely affect our ability to fund our continued operations and our product development efforts.

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

        We are in default under our loans from Laurus, which could have a material and adverse effect on our business, prospects, results of operations or financial condition.

    As of April 10, 2008, we were in default under our obligations to register for resale shares of our common stock underlying warrants issued to Laurus.
As of that date, we were also in default under our obligations to make interest payments under the Secured Promissory Notes issued to Laurus due to our lack of liquidity to fund those interest payments. As a result of the above defaults, Laurus is entitled to pursue its rights to foreclose upon its security interest in our assets. In the event that Laurus forecloses upon its security interest in our assets, we could lose all of our assets, which would have a material and adverse effect on our business, prospects, results of operations and financial condition, likely resulting in our bankruptcy. In addition, Laurus is entitled to demand immediate repayment of all principal and interest owed under our Secured Promissory Notes. The cash required to repay such amounts would likely have to be taken from our working capital. Since we rely on our working capital to sustain our day to day operations, a default under our Secured Promissory Notes could have a material and adverse effect on our business, prospects, results of operations and financial condition.

    We have no history of significant revenues, have incurred losses, could have continued losses and may never achieve or sustain profitably. If we continue to incur losses, we may have to curtail our operations, which may prevent us from selling our plastic pallets.

    We have no history of significant revenues, have not been profitable and may experience continued losses. Historically, we have relied upon cash from financing activities to fund all of the cash requirements of our business and have incurred significant losses and experienced negative cash flow. As of December 31, 2007, we had an accumulated deficit of $16,975,000. For the year 2007, we incurred a net loss of $2,032,000 and for the year 2006, we incurred a net loss of $1,596,000. We cannot predict when we will become profitable or if we ever will become profitable, and we may continue to incur losses for an indeterminate period of time and may never achieve or sustain profitability. An extended period of losses and negative cash flow may prevent us from successfully selling our plastic pallets or expanding our plastic roofing tile business.

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

    We rely heavily on our Chief Executive Officer, Randy Zych,. The loss of his services could adversely affect important relationships with our suppliers and subcontract manufacturers and therefore adversely affect our business.

    Our success depends, to a significant extent, upon the continued services of Randy Zych, who is our Chief Executive Officer and Chairman of the Board, For example, Mr. Zych has developed key personal relationships with our suppliers and subcontract manufacturers. We greatly rely on these relationships in the conduct of our operations and the execution of our business strategies. The loss of Mr. Zych could, therefore, result in the loss of our favorable relationships with one or more of our suppliers or subcontract manufacturers. Although we have entered into employment agreements with him, those agreements are of limited duration and are subject to early termination at the executive officer's option under certain circumstances. In addition, we do not maintain "key person" life insurance covering the life of Mr. Zych. The loss of Mr. Zych could significantly delay or prevent the achievement of our business objectives and therefore have a material adverse affect on our business.

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

    The stock market as a whole and individual stocks, including our common stock, historically have experienced wide price and volume fluctuations. During the year ended December 31, 2007, the high and low closing bid prices of our common stock were $0.20 and $0.05, respectively. The market price of our common stock may exhibit significant fluctuations in the future in response to various factors, many of which are beyond our control, and which include:

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

    As of April 10, 2008, we had outstanding 54,674,381 shares of common stock. We also have outstanding warrants to purchase up to 8,743,000 shares of our common stock. We cannot predict the effect, if any, that future sales of shares of our common stock into the market will have on the market price of our common stock. However, sales of a substantial number of shares of our common stock in the public market, or the perception that sales could occur, could adversely affect the market price of our common stock. Any adverse effect on the market price of our common stock could make it difficult for us to raise additional capital through sales of equity securities at a time and at a price that we deem appropriate.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

    Not Applicable.

ITEM 8A (T) CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

    We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive and Acting Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive and Acting Chief Financial Officer concluded as of December 31, 2007 that our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Annual Report on Internal Control over Financial Reporting

    Our management, including our Chief Executive and Acting Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles ("GAAP"). Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of a company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of a company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

    Management, with the participation of our Chief Executive and Acting Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2007.

     Management is aware that there is a lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters. However, management has decided that considering the employees involved, the control procedures in place and the outsourcing of certain financial functions, the risks associated with such lack of segregation are low and the potential benefits of adding additional employees to clearly segregate duties do not justify the expenses associated with additional personnel. Management intends to periodically reevaluate this situation. If the volume of our business increases and sufficient capital is secured, it is our intention to increase staffing to mitigate the current lack of segregation of duties within our general administrative and financial functions.

    This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Inherent Limitations on the Effectiveness of Controls

    Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of internal control over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been or will be detected.

    These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control over Financial Reporting

    There was no change during the registrant's most recently completed fiscal quarter that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

ITEM 8B. OTHER INFORMATION.

        On November 1, 2007, David Lade retired as our Chief Financial Officer and as a director.

        On November 1, 2007, Randy Zych, our Chief Executive Officer and one of our directors, was appointed as Acting Chief Financial Officer.

                                  PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND
        CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

    Our directors and executive officers and their ages, positions, business experience and education as of April 10, 2008 are as follows:

Name                  Age                  Position Held
------------------  -------  ----------------------------------------------
Randy Zych             63     Chairman, Chief Executive Officer, Director,
                              Acting Chief Financial Officer, Controller and
                              Director

Charles Foerg          75     President, Secretary, Treasurer and Director

Business Experience

    Randy Zych has served as our Chairman and Chief Executive Officer and as a Director since our inception in 1997. Mr. Zych has also served as our Acting Chief Financial Officer since November 1, 2007. Mr. Zych has spent most of the past twenty-five years working as an entrepreneur, developing and promoting various new businesses, including several manufacturing companies. For example, Mr. Zych developed and promoted an organic fertilizer for Earthlife Products, Inc. He also developed and promoted financial services for Cambridge Capital Group, Ltd. Between 1990 and our inception in 1997, Mr. Zych worked as an independent consultant in the areas of marketing and distribution strategies for the two preceding companies. Mr. Zych attended the University of Illinois, Chicago, concentrating his studies in finance and business management.

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

    Based solely upon a review of copies of the reports furnished to us during the year ended December 31, 2007 and thereafter, or any written representations received by us from directors, officers and beneficial owners of more than 10% of our common stock ("reporting persons") that no other reports were required, we believe that, during 2007 all Section 16(a) filing requirements applicable to our reporting persons were met.

Board and Board Committees

    All directors hold office until the next annual meeting of shareholders or until their respective successors are elected or until their earlier death, resignation or removal.

    Our board of directors has an audit committee, a compensation committee and a nominating committee. The audit committee consists of Randy Zych and Charles Foerg. Our Board does not have an audit committee financial expert due to the resignation of David Lade, our former Chief Financial Officer and director in the fourth quarter of 2007. We have not been able to replace Mr. Lade with a suitable candidate. None of our directors are considered by the Board to be independent. Our compensation and nominating committees consist of Messrs. Zych and Foerg. The duties and responsibilities of our audit committee and our nominating committee have been set forth in a written charter governing such committees.

Code of Ethics

    Our board of directors has adopted a written code of ethics applicable to our Chief Executive Officer, our Chief Financial Officer and any other current or future senior financial officers. You may obtain copies of the Code of Ethics by requesting copies, which will be provided free of charge upon written request to Investor Relations, RPM Technologies, Inc., 9981 West 190th St., Suite C, Mokena, Illinois 60448.

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

ITEM 10.  EXECUTIVE COMPENSATION.

Summary Compensation Table

    The Summary Compensation Table below provides information concerning the annual and long-term compensation for services in all capacities of our principal executive and principal financial officer, our President, Secretary and Treasurer, and our former principal financial officer, or the named executives, during the years 2007 and 2006 that they were entitled to pursuant to employment agreements.

                                                        All Other
           Name and                           Salary   Compensation  Total
        Principle Position          Year      ($)(1)      ($)(2)      ($)
-----------------------------      ------     ------   ------------  -----
Randy Zych
  Chief Executive Officer and       2007     $125,000  $ 40,768    $165,768
  Acting Chief Financial Officer    2006      125,000    20,796     145,796

Charles Foerg
  President and Secretary           2007       85,000    40,767     125,767
                                    2006       85,000    20,796     105,796

David Lade
  Former Chief Financial Officer     2007      4,500        -         4,500
  and Controller                     2006      4,000        -         4,000
_______________
  (1) In 2007, cash of $61,800 was paid to Mr. Zych and $9,199 was paid to Mr. Foerg. The remainder of Mr. Zych's and Mr. Foerg's salaries for 2007 and 2006 were added to accrued compensation.
  (2) Represents amounts reimbursed to Messrs. Zych and Foerg for use of their personal offices for the reimbursement of expenses paid personally by these officers on our behalf.

Employment Agreements

    Randy Zych

    We entered into an employment agreement with Randy Zych, our Chairman and Chief Executive Officer, on September 1, 2002. The employment agreement had an initial term of three years and automatically renews for additional five year terms unless either party terminates it by giving at least 180 days notice to the other party. Mr. Zych's annual salary under the employment agreement is $125,000. During subsequent terms, we are to negotiate in good faith increases in Mr. Zych's salary. Mr. Zych received 500,000 shares of our common stock upon signing his employment agreement. Mr. Zych also received an option to purchase up to 2,500,000 shares of common stock at an option price of $0.50 per share. This option was exercisable during the initial three year term of the employment agreement, with an option to renew said option for an additional three years. This option expired on September 1, 2007. If we terminate Mr. Zych without cause, we are obligated to pay Mr. Zych an amount equal to his salary and benefits for a period of 180 days.

    Charles Foerg

    We entered into an employment agreement with Charles Foerg, our President, on September 1, 2002. The employment agreement had an initial term of three years and automatically renews for additional five year terms unless either party terminates it by giving at least 180 days notice to the other party. Mr. Foerg's annual salary under the employment agreement is $85,000. During subsequent terms, we are to negotiate in good faith increases in Mr. Foerg's salary. Mr. Foerg received 500,000 shares of our common stock upon signing his employment agreement. Mr. Foerg also received an option to purchase up to 1,000,000 shares of common stock at an option price of $0.50 per share. This option was exercisable during the initial three year term of the employment agreement, with an option to renew said option for an additional three years. This option expired on September 1, 2007. If we terminate Mr. Foerg without cause, we are obligated to pay Mr. Foerg an amount equal to his salary and benefits for a period of 180 days.

Director Compensation

    Our directors do not receive any compensation in their capacity as members of our board of directors, but may be reimbursed for reasonable expenses incurred in connection with attendance of meetings of the board of directors. No amounts were reimbursed to directors in 2007 and 2006 for expenses that may have been incurred by such directors in connection with attendance of meetings of the board of directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        As of April 10, 2008, a total of 54,674,381 shares of our common stock were outstanding. The following table sets forth information as of that date regarding the beneficial ownership of our common stock by:

        o each person known by us to own beneficially more than five percent, in the aggregate, of the outstanding shares of our common stock as of the date of the table;
        o       each of our directors;
        o       each named executive officer who is a current officer; and
        o       all of our directors and executive officers as a group.

        Beneficial ownership is determined in accordance with Rule 13d-3 promulgated by the Securities and Exchange Commission, and generally includes voting or investment power with respect to securities. Except as indicated in the footnotes to the table, we believe each holder possesses sole voting and investment power with respect to all of the shares of common stock owned by that holder, subject to community property laws where applicable. In computing the number of shares beneficially owned by a holder and the percentage ownership of that holder, shares of common stock subject to options or warrants or underlying notes or preferred stock held by that holder that are currently exercisable or convertible or are exercisable or convertible within 60 days after the date of the table are deemed outstanding. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person or group.

Name and Address of             Title of         Amount and Nature of
of Beneficial Owner (1)        Class             Beneficial Ownership      Percent of Class
--------------------------     ---------       ------------------------   ------------------
Randy Zych                      Common              1,100,000                    2.01%

Charles Foerg                   Common                602,000                    1.10%

All directors and executive
officers as a group
(2 persons)                     Common              1,702,000                    3.11%
--------------------------
*       Less than 1.00%

(1) The address of each director and executive officer named in this table is c/o RPM Technologies, Inc., 9981 West 190th St., Suite C,
        Mokena, Illinoi,60448

Equity Compensation Plan Information

        No options, warrants or rights under any formal or informal incentive compensation plan were outstanding, and there were no securities remaining available for future issuance under any formal incentive compensation plan, as of December 31, 2007.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

    We conduct many executive office functions from the separate personal offices of Randy Zych, our Chairman and Charles Foerg, our President. No formal lease agreement exists for the use of these offices. During 2007 and 2006, we paid these officers an aggregate of $70,999 and $40,018, respectively, for the use of these offices and for the reimbursement of expenses paid personally by these officers on our behalf.

    As of December 31, 2007 and 2006 we had accrued approximately $1,596,000 and $1,375,000, respectively, in earned but unpaid officer compensation.

    We are or have been a party to employment and compensation arrangements with related parties, as more particularly described under the heading "Executive Compensation" above.

Director Independence

    The members of our board of directors are Randy Zych and Charles Foerg, neither of whom is independent.

ITEM 13. EXHIBITS.

    Reference is made to the Index to Exhibits that follows the consolidated financial statements contained in this report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

   The following table presents fees for professional audit services rendered by Frank L. Sassetti & Co. for the years ended December 31, 2007 and 2006.

                              2007             2006
                            --------        --------
    Audit Fees              $29,685         $ 34,493
    Audit-Related Fees          --              --
    Tax Fees                  1,455            1,750
    All Other Fees              --              --
                            --------        --------
    Total                   $31,140         $ 36,243

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

                               RPM TECHNOLOGIES, INC.
                            Index to Financial Statements

                                                                       Page(s)
                                                                     ---------
Report of Independent Registered Public Accounting Firm                    F-2

Financial Statements

  Balance Sheets
    as of December 31, 2007 and December 31, 2006                          F-3

  Statements of Operations and Comprehensive Loss
    for the years ended December 31, 2007 and December 31, 2006            F-4

  Statement of Changes in Stockholders' Equity
    for the years ended December 31, 2007 and December 31, 2006            F-5

  Statements of Cash Flows
    for the years ended December 31, 2007 and December 31, 2006            F-6

  Notes to Financial Statements                                            F-7

To The Board of Directors
RPM Technologies, Inc.
Mokena, Illinois

        REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of RPM TECHNOLOGIES, INC. as of December 31, 2007 and 2006 and the related statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RPM TECHNOLOGIES, INC. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company has sustained operating losses and accumulated deficit. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note C. The financial statements do not include any adjustments that might result from the outcome of this uncertainly.


/s/ Frank L. Sassetti & Co.
----------------------------
April 10, 2008
Oak Park, Illinois

6611 W. North Avenue * Oak Park, Illinois 60302 * Phone (708) 386-1433
* Fax (708) 386-0139

                           RPM TECHNOLOGIES, INC.
                                BALANCE SHEETS
                          December 31, 2007 and 2006

                                  December 31,      December 31,
                                      2007              2006
                                  ------------      ------------
                        ASSETS
                        ------
Current Assets
  Cash and cash equivalents       $      549,784   $   551,688
  Accounts receivable - trade,
   net of allowance for doubtful
   accounts of $94,000 and $35,000,
   respectively                          325,952        373,784
  Other receivable                             -        800,000
                                  --------------    -----------
    Total Current Assets                 875,736      1,725,472
                                  --------------    -----------
    Net Property and Equipment           543,102        657,690
                                  --------------    -----------
Other assets
  Equipment held for sale                      -         60,000
  Deferred loan fees, net                 86,456        105,417
  Advances to RPM Roofing              1,392,061              -
  Refundable deposits and other           19,131        697,103
                                  --------------    -----------
     Total Other Assets                1,497,648        862,520
                                  --------------    -----------
Total Assets                      $    2,916,486    $ 3,245,682
                                  ==============    ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
           ----------------------------------------------
Current Liabilities
  Note payable                    $      50,000  $     50,000
  Accounts payable - trade              345,093       378,949
  Accrued interest payable              117,054        53,967
  Accrued officer compensation        1,595,898     1,375,362
  Other accrued liabilities              22,278        82,368
  Current portion of term note        2,458,693       675,000
                                  --------------    -----------
    Total Current Liabilities         4,589,016     2,615,646
                                  --------------    -----------

Term notes less discount
and current portion                           -     1,945,000
                                    -----------    -----------
    Total Liabilities                 4,589,016     4,560,646

Commitments and Contingencies

Stockholders' Equity (Deficit)
  Common stock - $0.001 par value.
    250,000,000 shares authorized.
    52,174,381 and 33,510,041 shares
    issued and outstanding,
    respectively                         52,174        33,510
  Additional paid-in capital         12,795,340    11,139,679
  Deferred compensation -
   fair value of vested stock
   options                            2,455,000     2,455,000
  Accumulated deficit               (16,975,044)  (14,943,153)
                                  --------------    -----------
Total Stockholders' Equity (Deficit) (1,672,530)   (1,314,964)
                                  --------------    -----------
Total Liabilities and
     Stockholders' Equity (Deficit)   2,916,486    $3,245,682
                                  ==============   ============
The accompanying notes are an integral part of these financial statements.

                              RPM TECHNOLOGIES, INC.
                  STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                      Years ended December 31, 2007 and 2006



                                             Year ended     Year ended
                                            December 31,    December 31,
                                                2007            2006
                                           --------------   -------------
Revenues                                     $2,233,934     $2,927,665

Cost of sales                                 2,022,212      2,615,695
                                           --------------   -------------
Gross profit                                    211,722        311,970

Expenses
  Sales and marketing expenses                  189,561        198,618
  Payroll and related expenses                  266,383        281,303
  Professional and consulting fees              587,672        236,387
  General and administrative expenses           393,785        211,996
  Interest expense                              700,630        458,184
  Depreciation                                  105,582        157,407
  Compensation expense related to fair
    value of granted stock options                    -        364,000
                                           --------------   -------------
    Total operating expenses                  2,243,613      1,907,895
                                           --------------   -------------
Loss from operations                         (2,031,891)    (1,595,925)
Other income
  Interest income                                     -              -
                                           --------------   -------------
Loss before income taxes                    (2,031,891)     (1,595,925)
Provision for income taxes                         -                 -
                                           --------------   -------------
Net Loss                                     (2,031,891)    (1,595,925)
Other comprehensive income                         -                 -
                                           -------------  --------------
Comprehensive Loss                          $(2,031,891)    $(1,595,925)
                                           =============  ==============
Loss per weighted-average share of
  common stock outstanding,
  computed on Net Loss - basic and
  fully diluted                                 $(0.05)        $(0.05)
                                           ==============   =============
Weighted-average number of shares of common
  stock outstanding                           42,885,887     30,830,390
                                           ==============   =============

The accompanying notes are an integral part of these financial statements.



                              RPM TECHNOLOGIES, INC.
                    STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                       Years ended December 31, 2007 and 2006

                                              Additional     Deferred
                       Common Stock            paid-in    compensation-  Accumulated
                       Shares    Amount        capital    stock options   deficit       Total
                      -----------------       ---------- -------------- -----------  ------------
Balances at
  December 31, 2005  25,096,070  $25,096     $9,891,799   $2,455,000    $(13,347,228)  $(975,333)

  Cash                4,925,000   4,925         126,075         -             -        131,000
  Professional fees   1,988,971   1,989         156,305         -             -        158,294
  Rights to a license 1,500,000   1,500         151,500         -             -        153,000
Debt discount fair
   value of warrants
   issued                 -          -          450,000         -             -        450,000
  Fair value of granted
   Stock options          -          -          364,000         -             -        364,000
Net loss for the year     -          -             -            -      (1,595,925) (1,595,925)
                     ----------  --------    -----------  ----------- ------------- ------------
Balances at
  December 31, 2006  33,510,041  $33,510    $11,139,679   $2,455,000  $(14,943,153)$(1,314,964)

Cash                  5,600,000   5,600         314,400         -             -        320,000
  Professional fees   8,087,500   8,087         517,238         -             -        525,325
  Returned Stock       (500,000)   (500)        (50,500)        -             -        (51,000)
  Rights to a license 2,500,000   2,500         167,500         -             -        170,000
  Cashless exercise
  of stock warrants   2,976,840   2,977          (2,977)                                     -

Debt discount fair
   value of warrants
   issued                 -          -          710,000         -             -        710,000
Net loss for the year     -          -             -            -       (2,031,891) (2,031,891)
                     ----------  --------    -----------  -----------  ------------- ------------
Balances at
  December 31, 2007  52,174,381  $52,174    $12,795,340   $2,455,000  $(16,975,044)$(1,672,530)
                     ========== =========    ===========  =========== ============= ===========

The accompanying notes are an integral part of these financial statements.

                              RPM TECHNOLOGIES, INC.
                             STATEMENTS OF CASH FLOWS
                       Years ended December 31, 2007 and 2006

                                           Year ended    Year ended
                                          December 31,   December 31,
                                              2007          2006
                                          ------------   ------------
Cash Flows from Operating Activities
  Net Loss                                 $(2,031,891) $(1,595,925)
  Adjustments to reconcile net
    income to net cash provided by (used in)
    operating activities
      Depreciation, amortization and
         asset impairment                      155,543      165,987
      Interest expense on debt discount        298,182       80,900
      Compensation and consulting
        expense related to fair
        value of granted stock options               -      364,000
        Compensation and consulting expense
        related to common stock issuances      525,325      158,294
      (Increase) Decrease in
        Accounts receivable - trade and other  847,832     (698,162)
        Inventory                                    -       14,360
        Refundable deposits and other                -            -
      Increase (Decrease) in
        Accounts payable                       (33,856)     (97,877)
        Interest and other accrued
         liabilities                            63,087       26,153
        Accrued officers compensation          220,536      260,486
                                          -------------  ----------
    Net cash provided by (used in)
        operating activities                    44,758   (1,321,784)
                                          -------------  -----------
Cash Flows from Investing Activities

  Sale of Equipment                             69,006             -
  Purchase of property and equipment            (4,300)     (29,824)
  Deposits on equipment, advances and other   (639,979)     (526,750)
                                          -------------  ------------
    Net cash used in
     investing activities                     (575,273)     (556,574)
                                          -------------  ------------

Cash Flows from Financing Activities
  Cash received on term note                   710,000     3,000,000
  Principal payments on notes payable         (470,389)     (986,358)
  Proceeds from sales of common stock          320,000       131,000
  Deferred Loan Fees                           (31,000)     (126,500)
                                          -------------  ------------
    Net cash provided by (used in)
     financing activities                      528,611     2,018,142
                                          -------------  ------------

Increase (Decrease) in Cash and
   Cash Equivalents                             (1,904)      139,784
Cash and cash equivalents at beginning
   of period                                   551,688       411,904
                                          -------------  ------------
Cash and cash equivalents at end of period   $ 549,784     $ 551,688
                                          =============  ============

Supplemental Disclosures of Interest
    and Income Taxes Paid
  Interest paid during the period            $ 289,400     $ 351,941
                                             =========     ==========
  Income taxes paid (refunded)               $       -     $       -
                                             =========     ==========
Supplemental Disclosure of Non-Cash
  Investing and Financing Activities

Debt discount with corresponding
   increase to paid in capital               $ 710,000     $  450,000
                                             =========     ==========
Issuance of common shares for future
   services, and license net of return       $ 119,000     $  153,000
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

    The Company is offering a variety of roofing profiles and colors, including customization options, to satisfy diverse requests. It offers simulated slate in six colors, simulated cedar slate in four colors, simulated Spanish tile in three colors, and simulated flat cement thatch in five colors.

    The Company believes that traditional roofing products are generally either attractive or safe, but not both. It also believes that its roofing products combine these two desirable characteristics and the Company aims to position its products with distributors and suppliers, contractors and builders, architects, and end- consumers as high-quality, durable, environmentally-friendly products that add beauty and safety to virtually any structure at a competitive price. The Company generated $189,000 in sales from its roofing tiles in 2007.

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

Management acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

For segment reporting purposes, the Company primarily operated in only one industry segment during the periods represented in the accompanying financial statements and makes all operating decisions and allocates resources based on the best benefit to the Company as a whole.

Note C - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through December 31, 2007, the Company had incurred cumulative losses of $16,975,075. In addition, as described in Note I, certain term notes are in default and have been classified as current in the balance sheet. The Company's successful transition to attaining profitable operations is dependent upon obtaining financing adequate to fulfill its development, marketing and sales activities and achieving a level of revenues adequate to support the Company's cost structure. Management's plan of operations anticipates that the cash requirements of the Company for the next twelve months will be met by obtaining capital contributions through the sale of common stock and from current operations. However, there is no assurance that the Company will be able to fully implement its plan in order to generate the funds needed to operate as a going concern.

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

4.  Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. At December 31, 2007 and 2006, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization.

5.  Share-Based Payments

The Company utilizes the fair-value method of accounting for the payment for goods and/or services with the issuance of equity shares in lieu of cash.

6.  Earnings (loss) per share

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

As of December 31, 2007, the Company had no outstanding stock options and outstanding stock warrants to acquire up to 8,743,242 shares of common stock. As of December 31, 2006, the Company had outstanding stock options to acquire up to 7,437,000 shares of common stock and outstanding stock warrants to acquire up to 4,875,000 shares of common stock. The Company's outstanding stock warrants are anti-dilutive due to the Company's net loss position.

8. Accounts Receivable

The Company makes judgments as to the collectibility of accounts receivable based on historic trends and future expectations. Management estimates an allowance for doubtful accounts, which represents the collectibility of the receivables. The allowance was $94,000 as of December 31, 2007 and $35,000 at December 31, 2006.

9. Warranty Costs

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

    The Company allows only its distributors to exchange product for other than warranty reasons. If the Company is unable to repair or replace a product returned under warranty, it issues a credit for a warranty return. As of December 31, 2007 and 2006 the Company did not require a warranty accrual.

10. Recently Issued Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements. SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard also requires expanded disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 157 to materially impact the Company's financial statements.

In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the "fair value option"). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, "Fair Value Measurements". The Company does not expect the adoption of SFAS No. 159 to materially impact the Company's financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations - Revised, that improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this statement establishes principles and requirements how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The changes to current practice resulting from the application of SFAS No. 141(R) are effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 141(R) before December 15, 2008 is prohibited. The Company has not determined the effect, if any, that may result from the adoption of SFAS No. 141(R) on its financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

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

Note F - Stock Options

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

Note G - Concentrations of Credit Risk

The Company maintains its cash accounts in a financial institution subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company is entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During the years ended December 31, 2007 and 2006, the Company maintained deposits in various financial institutions with credit risk exposures in excess of statutory FDIC coverage. The Company incurred no losses during 2007 or 2006, or subsequent thereto, as a result of any unsecured bank balance.

  RPM TECHNOLOGIES, INC.
  NOTES TO FINANCIAL STATEMENTS - CONTINUED

Note H - Property and Equipment

Property and equipment consisted of the following components at December 31, 2007 and 2006, respectively:

                                2007          2006         Estimated life
                            ------------ -------------    --------------
Molds, tools and dies       $880,101      $875,801           10 years
Production equipment         271,086       285,036        15-20 years
Computer equipment            10,632        18,157            3 years
Furniture and fixtures         5,874         5,874            7 years
                           -----------   -------------
                           1,167,693     1,184,868
Accumulated depreciation    (624,591)     (527,178)
                           -----------   -------------
Net property and equipment $ 543,102     $ 657,690
                           ===========   =============

Depreciation expense for the years ended December 31, 2007 and 2006, respectively, was $105,582 and $121,407.

Note H - Note Payable

Note Payable consists of the following:
                                            December 31,  December 31,
                                                2007          2006
                                            ------------  ------------
$50,000 note payable to an individual.
Interest at 10.0% per annum. Principal
and all accrued, but unpaid, interest is
due at maturity in November 2002.
Unsecured.  During 2007, the Company and
the lender renegotiated the due date and
conversion terms of this debt whereby the
final settlement is deferred until January 3,
2009 and has a fixed conversion rate of $0.25
per share                                     $50,000       $50,000
                                             ==========    ===========
Note J - Term Notes

On June 23, 2006, the Company entered into a financing transaction whereby the Company issued $3.0 million in principal amount of a secured term note due June 19, 2009 to Laurus Master Fund, Ltd. ("Note Purchaser") in exchange for gross proceeds of $3.0 million in cash. Of this amount, the Company paid approximately $1.2 million to the Note Purchaser to repay amounts owed, including interest and a prepayment penalty, under a Secured Convertible Term Note held by the Note Purchaser. The Company also paid $126,500 in loan fees associated with the loan financing. The Company also issued to the Note Purchaser a warrant to purchase up to an aggregate of 3,750,000 shares of the Company's common stock at an exercise price of $.001 per share. The Company's obligations under the financing are secured by a first priority lien over all of its assets in favor of the Note Purchaser. Using the Black-Scholes model debt discount Company allocated $450,000 for the fair value of the warrants to debt discount, which will be amortized to interest expense over the life of the loan using the effective interest method. The secured term note bears interest at an annual rate equal to the prime rate published from time to time in The Wall Street Journal plus 3%. Monthly payments on the Note begin on January 2, 2007 in the amount of $75,000 with a balloon payment due on the maturity date of the Note. Monthly interest payments are due in arrears commencing August 1, 2006. The above description is not a complete description of the material terms of the financing, and is qualified in its entirety by reference to the agreements entered into in connection with the financing which were included in the Company's Current Report on Form 8-K filed with the U. S. Securities and Exchange Commission on June 29, 2006.

On July 13, 2007, the Company and Laurus Master Fund,
Ltd. ("Laurus") executed a Securities Purchase Agreement dated that provided for the issuance by the Company of a Secured Term Note in the aggregate principal amount of $710,000 and the issuance of a Common Stock Purchase Warrant to purchase up to 8,000,000 shares of Common Stock in exchange for aggregate consideration of $710,000 in cash.

The Securities Purchase Agreement includes customary terms, conditions, representations, warranties, covenants and agreements, including information delivery requirements and covenants regarding the issuance of additional securities. The Securities Purchase Agreement also provides for a right of first

  RPM TECHNOLOGIES, INC.
  NOTES TO FINANCIAL STATEMENTS - CONTINUED

Note J - Term Notes - Continued

refusal on the part of Laurus in connection with subsequent financings that may be conducted by the Company.

The Secured Term Note (the "Note") is due June 19, 2009 and accrues interest at a per annum rate equal to the Prime Rate plus 3%. Accrued interest on the Note is payable in arrears commencing July 13, 2007 and principal is payable commencing June 1, 2008 in the amount of $59,167 per month with the balance of all amounts owed payable upon maturity of the Note. The Company may prepay all or a portion of the Note without bonus or penalty. The Note includes customary events of default. In the event of a default, the Company is to pay additional interest at a rate of 2% per month on all outstanding amounts owed under the Note. In addition, in the event of a default, Laurus is entitled to accelerate all obligations under the Note and require that the Company pay 110% of the outstanding principal amount plus accrued and unpaid interest and all other amounts owed under the Note. The Note also includes customary terms, conditions, covenants and agreements.

A Common Stock Purchase Warrant (the "Warrant") issued with the note is exercisable into an aggregate of up to 8,000,000 shares of Common Stock in the amount of 4,800,000 shares at an exercise price of $0.01 per share, 800,000 shares at an exercise price of $0.02 per share, 800,000 shares at an exercise price of $0.03 per share, 800,000 shares at an exercise price of $0.04 per share, and 800,000 shares at an exercise price of $0.05 per share for an aggregate exercise price of $160,000. Using the Black-Scholes model debt discount Company allocated $710,000 for the fair value of the warrants to debt discount, which will be amortized to interest expense over the life of the loan using the effective interest method. The Warrant also includes customary terms, conditions, covenants and agreements, including a net exercise provision for the cashless exercise of the Warrant in the event that the shares underlying the Warrant are not registered for resale within the time periods required under the Registration Rights Agreement, as described further below.

An Amended and Restated Registration Rights Agreement provides that the
Company shall register for resale the shares of Common Stock underlying the Warrant (and a warrant previously issued to Laurus on June 19, 2006 for the purchase of up to 3,750,000 shares of Common Stock at a fixed exercise price of $0.001 per share). The registration obligations require, among other things, that the Company file an initial registration statement with the Securities and Exchange Commission no later than 60 days from the issuance date of the Warrant and cause the registration statement to be declared effective no later than 120 days from such date. The Company is required to pay all registration expenses, including up to $15,000 for Laurus' legal counsel fees. The Amended and Restated Registration Rights Agreement also includes customary terms, conditions, covenants and agreements. The Company has not filed an amended registration statement as required.

A Restricted Account Agreement provides that the amount of $679,000, which represents the proceeds from the loan financing, less loan fees in the amount of $31,000, will be deposited into a restricted account as security for the Company's obligations under the Securities Purchase Agreement and related agreements. Laurus may submit a release notice to North Fork Bank in its discretion, following which North Fork Bank is to promptly release the funds stipulated in the release notice as directed by Laurus.

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

The Company is in default on its obligations under the loans from Laurus but the Company is in negotiations with Laurus to restructure the debt in order to allow for the Company to continue to move forward and grow its business. Based upon the default, the Company has classified the note as current.

  RPM TECHNOLOGIES, INC.
  NOTES TO FINANCIAL STATEMENTS - CONTINUED

Note J - Income Taxes

As of December 31, 2007 and 2006 the Company had estimated net operating loss carryforwards of approximately $9,700,000 and $8,300,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2018. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50% change in control; the applicable long- term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for the years ended December 31, 2007 and 2006 differed from the statutory federal rate of 34% as follows:

                                    2007          2006
                                ------------  -------------
Statutory rate applied to
 income before income taxes     $(690,000)    $  (543,000)
Increase (decrease) in income
  taxes resulting from:
  Nondeductible compensation
    expense and other              95,000         124,000
  Amortization of debt discount   105,000          24,000
  State income taxes                    -               -
  Other, including reserve
     for deferred tax asset
     and application of net
     operating loss
     carryforward                 490,000         395,000
                                ------------  -------------
      Income tax expense        $    -        $    -
                                ============  =============

Deferred tax assets and liabilities are as follows as of December 31, 2007 and 2006, respectively:

                                              2007          2006
                                          ------------  ------------
      Deferred tax assets
        Net operating loss carryforwards  $3,700,000    $2,431,000
        Less valuation allowance          (3,700,000)    (2,431,000)
                                          ------------- -------------
      Net Deferred Tax Asset              $        -    $        -
                                          ============  =============

For the years ended December 31, 2007 and 2006 the valuation allowance increased by approximately $1,269,000 and $463,000, respectively.

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, as of January 1, 2007. The Company has reviewed the status of possible tax uncertainties through 2007. The Company's review did not result in any uncertain tax positions requiring disclosure. Should the Company need to record interest and/or penalties related to uncertain tax positions or other tax authority assessments, it would classify such expenses as part of the income tax provision. The Company has not changed any of its tax policies nor adopted any new tax positions during 2007 and believes it has filed appropriate tax returns in all jurisdictions for which it has nexus. This review included the Company's net deferred income tax assets and valuation allowance.

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

In March 2007, the Company issued 2,500,000 shares of common stock to a manufacturer to install equipment necessary for the production of plastic pallets and recorded $170,000 as an expense.

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

In August 2007, the Company issued 2,000,000 shares of common stock to a group of accredited investors for $200,000 in cash.

In October 2007, the Company issued 1,650,000 shares of common stock to a consultant for $90,000 in services rendered and recorded an additional $22,200 in services expenses for the fair value of the shares issued.

In November 2007, the Company issued 500,000 shares of common stock to a consultant for $50,000 in services rendered. In November 2007, 500,000 shares were returned to the treasury and a credit of $51,000 was booked.

  RPM TECHNOLOGIES, INC.
  NOTES TO FINANCIAL STATEMENTS - CONTINUED

Note L - Common Stock Transactions - Continued

In December 2007, the Company issued 445,961 shares of common stock to an accredited investor upon a cashless exercise of a warrant, net of 4,460 shares of common stock deemed tendered back to the Company upon the cashless exercise.

In December 2007, the Company issued 2,000,000 shares of common stock to a consultant for $60,000 in services rendered and recorded an additional $110,000 in services expenses for the fair value of the shares issued.

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

As of December 31, 2007, no options to acquire common stock under the 2002 Plan were outstanding.

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

As of December 31, 2007, no options to acquire common stock under the 2003 Plan were outstanding.

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

The following tables summarize all common stock options granted through the two years ended December 31, 2007.

                                                            Weighted-average
                                                            price per share
                                                            ----------------
    Options outstanding at January 1, 2006    8,300,000           $0.70
      Issued                                  5,000,000           $0.04
      Exercised                              (5,862,000)          $0.03
      Expired/Terminated                              -             -
                                              ---------
    Options outstanding at December 31, 2006  7,437,500           $0.35
                                              =========

    Options outstanding at January 1, 2007    7,437,500           $0.35
      Issued                                          -               -
      Exercised                              (2,437,500)          $0.04
      Expired/Terminated                     (5,000,000)          $0.70
                                              ----------
    Options outstanding at December 31, 2007          0               -
                                              ==========

                  Options     Options     Options     Options
                  granted    exercised  terminated  outstanding Exercise price
2002 investors    3,100,000   2,500,000    600,000           -   $3.00 - $4.00
2002 officers     3,500,000         -    3,500,000           -   $0.50
2004 officers     5,000,000         -    5,000,000           -   $0.50
2005 investors    5,000,000   5,000,000      -               -   $0.02
2006 investors    5,000,000   5,000,000      -               -   $0.04
                 ----------   ---------  ---------   ---------
  Totals         21,600,000  12,500,000  9,100,000           -

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

Note N - Stock Warrants

On June 23, 2006, the Company issued a warrant to purchase an aggregate of up to 3,750,000 shares of the Company's common stock to Laurus in conjunction with a $3,000,000 secured term note due June 23, 2006. The warrant expires on June 22, 2016. The warrants are exercisable at $0.001 per share. As of December 31, 2007, the warrant was exercisable as to 743,242 shares of the Company's common stock.

On July 13, 2007, the Company issued a warrant to purchase an aggregate of up to 8,000,000 shares of the Company's common stock to Laurus in conjunction with a $710,000 secured term note due June 19, 2009. The Warrant expires on July 13, 2017 and is exercisable as to 4,800,000 shares at $0.01 per share, as to 800,000 shares at $0.02 per share, as to 800,000 shares at $0.03 per share, as to 800,000 shares at $0.04 per share and as to a final 800,000 shares at $0.05 per share. As of December 31, 2007, the warrant was exercisable as to all 8,000,000 shares.

As of December 31, 2007, there were warrants outstanding to purchase a total of 8,743,242 shares of the Company's common stock.

  RPM TECHNOLOGIES, INC.
  NOTES TO FINANCIAL STATEMENTS - CONTINUED

Note O - Commitments

Executive Compensation

On September 1, 2002, the Company's Board of Directors ratified an Employment Agreement with Randy Zych to serve as the Company's Chairman of the Board and Chief Executive Officer. The Agreement term was effective as of September 1, 2002 and initially expired on the third anniversary date of the Agreement with automatic five (5) year extensions unless either the Company or Mr. Zych provides a 180-day written notice not to continue the Agreement. This Agreement provides Mr. Zych with an initial annual base salary of $125,000 per year, payable in cash. Each subsequent year's base salary is to be negotiated between the Company and Mr. Zych in good faith; however, each subsequent year shall not be at an amount less than the initial base amount of $125,000. Further, the Company paid a signing bonus of 500,000 shares of common stock upon execution of this Agreement.

On September 1, 2002, the Company's Board of Directors ratified an Employment Agreement with Charles Foerg to serve as the Company's President. The Agreement term was effective as of September 1, 2002 and initially expired on the third anniversary date of the Agreement with automatic five (5) year extensions unless either the Company or the President provides a 180-day written notice not to continue the Agreement. This Agreement provides the President with an initial annual base salary of $85,000 per year, payable in cash. Each subsequent year's base salary is to be negotiated between the Company and Mr. Foerg in good faith; however, each subsequent year shall not be at an amount less than the initial base amount of $85,000. Further, the Company paid a signing bonus of 500,000 shares of common stock upon execution of this Agreement.

As of December 31, 2007 and 2006, the Company had accrued approximately $1,596,000 and $1,375,000, respectively, in earned but unpaid officer compensation and expenses.

Building Lease

The Company terminated its lease of its administrative offices and plant facilities on a long-term operating lease. The lease was for a 61 month term from December 1, 2004 through December 31, 2009. The lease termination was effective November 30, 2006.

On December 1, 2006, the Company's leased new office space consisting of 2,300 square feet at a rate of $2,500 per month for three years.

Minimum Lease Obligations

2008  -  $27,600
2009  -  $25,300

  RPM TECHNOLOGIES, INC.
  NOTES TO FINANCIAL STATEMENTS - CONTINUED

Note O - Commitments - Continued

Total rent expense for the years ended December 31, 2007 and 2006 was $40,577 and $77,099, respectively.

Note P - Selected Financial Data (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2007 and 2006.

               Quarter ended    Quarter ended   Quarter ended   Quarter ended
                  March 31,         June 30,      September 30,  December 31,
               -------------    -------------   --------------- --------------

2007

  Revenues        $768,435         $598,097        $407,772      459,630
  Gross profit      72,729          (27,176)        163,209        2,860
  Net loss        (520,218)        (491,553)       (361,415)    (658,705)
  Basic and fully
  diluted loss
  per share         $(0.01)          $(0.01)         $(0.01)    $ (0.01)
  Weighted-average
    number of shares
    issued and
    outstanding  34,766,985       40,924,464     45,501,520   50,152,761

 2006

  Revenues         909,644          732,071         627,043      658,907
  Gross profit     224,124           25,033          20,382       42,431
  Net loss        (104,807)        (745,626)       (341,858)    (403,634)
  Basic and fully
  diluted loss
  per share         $(0.00)        $(0.03)         $(0.01)        $(0.01)
  Weighted-average
    number of shares
    issued and
    outstanding  27,540,514        29,649,965      32,037,926  33,510,041

Note Q - Advances to RPM Roofing

During 2007 and 2006, the Company advanced funds to RPM Roofing to fund startup operations related to establishing a manufacturing facility, updating formulas, testing of products, development of sales/marketing plans, etc.

On January 8, 2008, the Company formally entered into a Joint Venture and Manufacturing Agreement and a License Agreement with RPM Roofing, which converted $500,000 of the advances to RPM Roofing into a licensing intangible and $892,061 (out of $1,000,000 required) of the advances (as of December 31, 2007) to an investment in RPM Roofing. These agreements provide the Company a license to sell roofing products as well as to provide the Company with specified pricing and volume rebates if required purchases are made.

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

10.3 License and Royalty Agreement dated June 1, 2006 by and between RPM Technologies, Inc. and Gerald Edson (3)

10.4 Securities Purchase Agreement dated as of June 19, 2006 between RPM Technologies, Inc. and Laurus Master Fund Ltd. (3)

10.5 Secured Term Note dated as of June 19, 2006 in favor of Laurus Master Fund, Ltd. (3)

10.6 Common Stock Purchase Warrant issued as of June 19, 2006 to Laurus Master Fund, Ltd. (3)

10.7 Master Security Agreement dated as of June 19, 2006 between RPM Technologies, Inc. and Laurus Master Fund, Ltd. (3)

10.8 Securities Purchase Agreement dated July 13, 2007 between RPM Technologies, Inc. and Laurus Master Fund Ltd. (4)

10.9 Secured Term Note dated July 13, 2007 in favor of Laurus Master Fund, Ltd. (4)

10.10 Common Stock Purchase Warrant issued July 13, 2007 to Laurus Master Fund, Ltd. (4)

10.11 Amended and Restated Registration Rights Agreement dated July 13, 2007 between RPM Technologies, Inc. and Laurus Master Fund, Ltd. (4)

10.12 Restricted Account Agreement dated July 13, 2007 by and among North Fork Bank, RPM Technologies, Inc. and Laurus Master Fund, Ltd. (4)

10.13 Restricted Account Side Letter dated July 13, 2007 between RPM Technologies, Inc. and Laurus Master Fund, Ltd. (4)

10.14 Joint Venture & Manufacturing Agreement dated January 8, 2008 between RPM Technologies, Inc. and Black Dog Ranch, LLC dba RPM Roofing

10.15 License Agreement dated January 8, 2008 between RPM Technologies, Inc. and RD Associates, Ltd.

14.1        Code of Ethics for CEO, CFO and Senior Financial Officers

31.1 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 - Chief Executive Officer

31.2 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 - Chief Financial Officer

32.1        Certification pursuant to Section 906 of Sarbanes-Oxley Act of
            2002
____________
(#) Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit.
(1) Filed as an exhibit to the Registrant's Form 10 filed with the Securities and Exchange Commission on August 24, 2001 (Registration No. 000-31291) and incorporated herein by reference.
(2) Filed as an exhibit to the Registrant's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2003 (File No.
    000- 31291) and incorporated herein by reference.
(3) Filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 28, 2006 (File No. 000-31291) and incorporated herein by reference.
(4) Filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2007 (File No. 000-31291) and incorporated herein by reference.

                             SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 14th of April 2008.



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

Name                         Title                          Date


/S/ RANDY ZYCH          Chairman of the Board,          April 14, 2008
------------------      Chief Executive Officer
Randy Zych              (principal executive officer),
                        Acting Chief Financial Officer
                        (principal financial and
                        accounting officer), Controller
                        and Director

/S/ CHARLES FOERG       President, Secretary,
------------------      Treasurer and Director          April 14, 2008
Charles Foerg

                               EXHIBITS

Exhibit
Number           Description
-------          -----------
10.9             Joint Venture & Manufacturing Agreement dated January 8, 2008 between RPM Technologies, Inc. and Black Dog Ranch, LLC dba RPM
                 Roofing

10.10 License Agreement dated January 8, 2008 between RPM Technologies, Inc. and RDA Associates, Ltd.

14.1             Code of Ethics for CEO, CFO and Senior Financial Officers


31.1 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 - Chief Executive Officer

31.2 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 - Chief Financial Officer

32.1             Certification pursuant to Section 906 of Sarbanes-
                 Oxley Act of 2002