Form 10-Q
period 2008-03-31
RPM TECHNOLOGIES INC
filed 2008-05-20
CIK 1099150

<pre>

                                  UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                                     FORM 10-Q
(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2008 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from __________ to __________

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporing company" in Rule 12b-2 of the Exchange Act. (Check one):

    Large accelerated filer | |                    Accelerated filer | |
    Non-accelerated filer | |                      Smaller reporting company |X|
    (Do not check if a smaller reporting company)

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes | | No |X|

    As of May 19, 2008, there were 56,174,381 shares of the issuer's common stock, no par value per share, outstanding.

--------------------------------------------------------------------------------



                              RPM TECHNOLOGIES, INC.

               FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2008

                                TABLE OF CONTENTS
                                                                         Page
                                                                         ----
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements............................................F-1

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...............................1

Item 3.  Quantitative and Qualitative Disclosures About Market Risk........6

Item 4.  Controls and Procedures...........................................6

Item 4T. Controls and Procedures...........................................6


                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.................................................7

Item 1A. Risk Factors......................................................7

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.......7

Item 3.  Defaults Upon Senior Securities...................................7

Item 4.  Submission of Matters to a Vote of Security Holders...............7

Item 5.  Other Information.................................................7

Item 6.  Exhibits..........................................................8

Signatures.................................................................9

Exhibits Filed with this Report

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                           RPM TECHNOLOGIES, INC.
                              BALANCE SHEETS
             March 31, 2008 (Unaudited) and December 31, 2007

                                                   March 31,     December 31,
                                                     2008            2007
                                                -------------  --------------
                                  ASSETS
                                  ------
Current Assets
  Cash on hand and in bank                       $   498,836    $   549,784
   Accounts receivable - trade and other             464,849        325,952
   Prepaid expenses                                   15,000              -
                                                  ----------     ----------
      Total current assets                           978,685        875,736
                                                  ----------     ----------

   Net Property and Equipment                        517,576        543,102
                                                   ----------     ---------
Other Assets
   Advances RPM Roofing                                    -      1,392,061
   Sales and Manufacturing RPM Roofing Agreement     892,061              -
   License RPM Roofing Tile                          500,000              -
   Deferred loan fees                                 72,046         86,456
   Refundable deposits and other                      19,131         19,131
                                                  ----------    -----------
      Total Other Assets                           1,483,238      1,497,648
                                                  ----------    -----------
Total Assets                                     $ 2,979,499    $ 2,916,486
                                                  ==========    ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------
Current Liabilities
  Note payable                                   $    50,000     $   50,000
  Accounts payable - trade                           418,284        345,093
  Accrued interest payable                           192,552        117,054
  Accrued officers' compensation                   1,653,182      1,595,898
  Other accrued liabilities                           45,486         22,278
  Current portion of term note                     2,581,421      2,458,693
  Term note                                          489,751      1,558,693
                                                  ----------    -----------
Total Liabilities                                  4,940,925      4,589,016

Commitments and Contingencies

Stockholders' Equity (Deficit)
  Common stock - $0.001 par value.
    250,000,000 shares authorized,
    54,174,381 and 52,174,381 shares
    issued and outstanding,
    respectively                                      54,174         52,174
  Additional paid-in capital                      12,915,340     12,795,340
  Deferred compensation -
   fair value of vested stock options              2,455,000      2,455,000
  Accumulated deficit                            (17,385,940)   (16,975,044)
                                                 ------------   ------------
   Total Stockholders' Equity (Deficit)           (1,961,426)    (1,672,530)
                                                  ----------    -----------
Total Liabilities and
  Stockholders' Equity                            $ 2,979,499    $2,916,486
                                                  ===========    ==========

        The financial information presented herein has been prepared by management without audit by independent certified public accountants. The accompanying notes are an integral part of these financial statements.

                                 RPM TECHNOLOGIES, INC.
                                STATEMENTS OF OPERATIONS
                     Three months ended March 31, 2008 and 2007

                                     (Unaudited)

                                                Three months   Three months
                                                    ended          ended
                                                  March 31,      March 31,
                                                    2008           2007
                                                -------------  -------------

Revenues                                           $651,120      $768,435

Cost of Sales                                       556,899       695,706
                                                   --------      --------
Gross Profit                                         94,221        72,729
                                                   --------      --------
Expenses
  Sales and marketing expenses                       39,413        74,666
  Payroll and related expenses                       61,619        74,296
  General and administrative expenses               168,952      291,330
  Interest expense                                  209,607       126,905
  Depreciation and Asset Impairment                  25,526        27,750
                                                   --------      --------
    Total operating expenses                        505,117       592,947
                                                   --------      --------
Net Loss                                          $(410,896)    $(520,218)
                                                   =========     =========
Loss per weighted-average share of
  common stock outstanding,
  computed on Net Loss - basic
  and fully diluted                               $  (0.01)    $  (0.01)
                                                  ---------    ----------
Weighted-average number of shares
  of common stock outstanding                    53,273,282    34,766,985
                                                 ==========    ==========

              The financial information presented herein has been prepared by
              management without   audit by   independent certified   public
              accountants. The accompanying notes are an integral part of these financial statements.

                                       RPM TECHNOLOGIES, INC.
                                     STATEMENTS OF CASH FLOWS
                           Three months ended March 31, 2008 and 2007

                                          (Unaudited)

                                                        Three months   Three months
                                                            ended          ended
                                                          March 31,      March 31,
                                                             2008           2007
                                                       -------------  -------------
Cash Flows from Operating Activities
  Net Loss                                              $(410,896)      $(520,218)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Depreciation and Asset Impairment                      25,526          72,040
    Amortization of loan fees and debt discount           137,139
    Consulting expense paid with common stock             102,000         267,500
    (Increase) Decrease in:
      Accounts receivable - trade and other              (138,897)        622,029
      Prepaid expenses                                    (15,000)        (22,429)
    Increase (Decrease) in:
      Accounts payable and other                           73,190         187,876
      Accrued interest payable                             75,498           1,247
      Accrued officers' compensation                       57,284          54,984
      Other accrued liabilities                            23,208         (29,149)
                                                          --------        --------
Net cash provided by (used in) operating activities       (70,948)        633,888

Cash Flows from Investing Activities

        Purchase of property and equipment                      -           7,318
        Deposits on equipment                                   -         (30,000)
                                                          --------        --------
Net cash used in investing activities                           -         (31,318)

Cash Flows from Financing Activities
    Proceeds from exercise of warrants and
      sales of common stock                                20,000               -
                                                          --------        --------
Cash provided by financing activities              20,000               -

Increase (decrease) in Cash and Cash Equivalents          (50,948)        596,570

Cash and cash equivalents at beginning of period          549,784         551,688
                                                         --------        --------
Cash and cash equivalents at end of period             $  498,836      $1,148,258
                                                       ==========      ==========

Supplemental Disclosures of Interest and
  Interest paid during the period                      $   75,498        $ 89,910
                                                       ==========        ========

              The financial information presented herein has been prepared  by
              management  without   audit  by   independent  certified   public
              accountants. The accompanying notes are an integral part of these financial statements.

                              RPM TECHNOLOGIES, INC.
                    STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        Three months ended March 31, 2008
                                   (Unaudited)

                                              Additional     Deferred
                       Common Stock            paid-in    compensation-  Accumulated
                       Shares    Amount        capital    stock options   deficit       Total
                      -----------------       ---------- -------------- -----------  ------------
Balances at
  December 31, 2007  52,174,381  $52,174    $12,795,340   $2,455,000  $(16,975,044)$(1,672,530)

  Professional fees   1,500,000    1,500        100,500         -             -        102,000
  Cash                  500,000      500         19,500         -             -         20,000

Net loss for the period     -          -             -            -     (410,896)     (410,896)
                     ----------  --------    -----------  -----------  ------------- ------------
Balances at
  March 31, 2008     54,174,381  $54,174    $12,915,340   $2,455,000   $(17,385,940) (1,961,426)


  RPM TECHNOLOGIES, INC.
  NOTES TO FINANCIAL STATEMENTS

Note A - Organization and Description of Business

RPM Technologies, Inc. (the "Company") was incorporated on April 10, 1996 in accordance with the laws of the State of Delaware as Mann Enterprise, Inc.

The Company is in business to develop, produce, market and sell plastic pallets to various unrelated entities located throughout the United States, Canada, and Central and South America. The Company has developed what it believes is a proprietary process for the manufacture of plastic pallets at costs comparable to wood pallets and which are designed to meet current and anticipated future environmental standards, encourage the preservation of natural resources and promote plastic recycling.

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

For segment reporting purposes, the Company operated in one industry segment during the periods presented in the accompanying financial statements and makes all operating decisions and allocates resources based on the best benefit to the Company as a whole.

  RPM TECHNOLOGIES, INC.
  NOTES TO FINANCIAL STATEMENTS - CONTINUED

Note C - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through March 31, 2008, the Company had incurred cumulative losses of $17,385,940. In addition, as described in Note G, certain term notes are in default and have been classified as current in the balance sheet. The Company's successful transition to attaining profitable operations is dependent upon obtaining financing adequate to fulfill its development, marketing and sales activities and achieving a level of revenues adequate to support the Company's cost structure. Management's plan of operations anticipates that the cash requirements of the Company for the next twelve months will be met by obtaining capital contributions through the sale of common stock and from current operations. However, there is no assurance that the Company will be able to fully implement its plan in order to generate the funds needed to operate as a going concern.

Note D - Summary of Significant Accounting Policies

1.  Cash and Cash Equivalents

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2.  Property and Equipment

Property and equipment is recorded at cost and is depreciated on a straight-line basis over the estimated useful lives (generally 3 to 10 years) of the respective asset. Major additions and betterments are capitalized and depreciated over the estimated useful lives of the related assets. Maintenance, repairs, and minor improvements are charged to expense as incurred.

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

6.  Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. At March 31, 2008 and 2007, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily, accumulated depreciation and amortization.

  RPM TECHNOLOGIES, INC.
  NOTES TO FINANCIAL STATEMENTS - CONTINUED

7.  Share-Based Payments

The Company utilizes the fair-value method of accounting for the payment for goods and/or services with the issuance of equity shares in lieu of cash.

The Company accounts for its stock based compensation under the provisions of the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 148 "Accounting for Stock-Based
Compensation - Transition and Disclosure."  This statement amends
SFAS No. 123(R) "Accounting for Stock-Based Compensation." The Company expenses the imputed compensation cost related to stock options.

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

As of March 31, 2008 and 2007, the Company had outstanding warrants to acquire up to 8,743,242 and 4,875,000 shares of common stock of the Company, respectively, and as of March 31, 2008 and 2007, the Company had employee stock options to acquire zero and up to 5,000,000 shares of common stock of the Company. The Company's outstanding warrants and options are anti-dilutive due to the Company's net loss position.

9. Accounts Receivable

The Company makes judgments as to the collectibility of accounts receivable based on historic trends and future expectations. Management estimates an allowance for doubtful accounts, which represents the collectibility of the receivables. The allowance was $100,900 and $94,000 as of March 31, 2008 and December 31, 2007, respectively.

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

The Company allows only its distributors to exchange products for other than warranty reasons. If the Company is unable to repair or replace a product returned under warranty, it issues a credit for a warranty return. As of March 31, 2008 and December 31, 2007 the Company did not require a warranty accrual.

  RPM TECHNOLOGIES, INC.
  NOTES TO FINANCIAL STATEMENTS - CONTINUED

Note D - Summary of Significant Accounting Policies (continued)

11. Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements."
SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS No. 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. The impact of SFAS No. 157 did not have a material effect on its financial statements for the period ended March 31, 2008.

Note E - Concentrations of Credit Risk

The Company maintains its cash accounts in a financial institution subject to insurance coverage issued by the Federal Deposit Insurance Corporation ("FDIC"). Under FDIC rules, the Company is entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During the three months ended March 31, 2008 and 2007, the Company maintained deposits in various financial institutions with credit risk exposures in excess of statutory FDIC coverage. The Company incurred no losses during the three months ended March 31, 2008 or 2007, or subsequent thereto, as a result of any uninsured bank balance.

Note F - Note Payable

Note payable consists of the following:
                                              March 31,     March 31,
                                                2008          2007
                                            ------------  ------------
$50,000 note payable to an individual.
Interest at 10.0% per annum. Principal
and all accrued but unpaid interest was
due at maturity in November 2002.
Unsecured.  During 2007, the Company and
the lender renegotiated the due date and
conversion terms of the note whereby the
final settlement is deferred until January 3,
2009 and has a fixed conversion rate of $0.25
per share                                     $50,000       $50,000
                                             ==========    ===========
Note G - Term Notes

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

Note G - Term Notes (continued)

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

Note G - Term Notes (continued)

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

Note H - Common Stock Transactions

In February 2008, the Company issued 1,500,000 shares of common stock to a consultant for $60,000 in services rendered and recorded an additional $42,000 in services expenses for the fair value of the shares issued.

In February 2008, the Company sold 500,000 shares of common stock to a group of accredited investors for $20,000 in cash.

Note I - RPM Roofing

During 2007 and 2006, the Company advanced funds to RPM Roofing to fund startup operations related to establishing a manufacturing facility, updating formulas, testing of products, development of sales/marketing plans, etc.

On January 8, 2008, the Company formally entered into a Joint Venture and Manufacturing Agreement and a License Agreement with RPM Roofing, which converted $500,000 of the advances to RPM Roofing into a licensing intangible and $892,061 (out of $1,000,000 required) of the advances (as of March 31, 2008) to an intangible related to RPM Roofing. These agreements provide the Company a license to sell roofing products as well as to provide the Company with specified pricing and volume rebates if required purchases are made. This intangible related to the manufacturing agreement has a stipulated life of ten years per agreement, over which the intangible will be amortized.

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

    We offer a variety of roofing profiles and colors, including customization options, to satisfy diverse requests. We plan to initially offer simulated slate in six colors, simulated cedar slate in four colors, simulated Spanish tile in three colors and simulated flat cement thatch in five colors.

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

Critical Accounting Policies and Estimates

    The preparation of our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, requires us to make judgments and estimates that may have a significant impact upon the portrayal of our financial condition and results of operations. We believe that of our significant accounting policies, the following require estimates and assumptions that require complex, subjective judgments by management that can materially impact the portrayal of our financial condition and results of operations: revenue recognition; assessment of recoverability of long-lived assets, which primarily impacts operating expense when we impair assets or accelerate depreciation; deferred income tax assets and liabilities, which impacts our tax provision; reserve for warranty costs, which impacts gross margin; and stock-based compensation. These significant accounting principles are more fully described in "Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies" in our Annual Report on Form 10-Ksb for the year ended December 31, 2007. We also have other policies that we consider to be key accounting policies, such as our policies for the valuation of accounts receivable, reserves for sales returns and allowances, and reserves for commitments and contingencies; however, these policies either do not meet the definition of critical accounting estimates described above or are not currently material items in our financial statements. We review our estimates, judgments, and assumptions periodically and reflect the effects of revisions in the period that they are deemed to be necessary. We believe that these estimates are reasonable; however, actual results could differ from these estimates.

Results of Operations

    Comparison of Results of Operations for the Three Months Ended March 31, 2008 and 2007

    Our revenues decreased $117,000, or 15%, from $768,000 in the first quarter of 2007 to $651,000 in the same period in 2008. The decrease in revenues is attributable to a decrease in sales of our plastic pallets and our emphasis on our roofing tile sales. Our Roofing division did $95,000 in gross revenues or 12% of our total gross revenues for the period.

    Our cost of sales decreased by $139,000, or 20%, to $557,000 in the first quarter of 2008 compared to $696,000 in the same period in 2007, and our gross profit increased by $22,000, or 30%, from $72,000 in the first quarter of 2007 to $94,000 in the same period in 2008. The costs of goods sold for the roofing division was $50,000 or 53% of the gross roofing revenues for the period. The increase in our gross profit resulted primarily from an increase in our profit margins due to sales of our roofing tiles, which are higher gross profit margin products. We expect that our gross profit will increase substantially as sales of our roofing tiles increase.

    Total operating expenses decreased by $88,000, or 15%, from $593,000 in the first quarter of 2007 to $505,000 in the same period in 2008. The decrease in operating expenses was primarily due to the manufacturing efficiencies gained through our joint venture with our roofing tile manufacturer.

    Our net loss decreased by $109,000, or 21%, from $520,000 in the first quarter of 2007 to $411,000 in the same period in 2008. The decrease in our net loss resulted primarily from our decrease costs associated with the start up of our roofing tile division.

Liquidity and Capital Resources

    At March 31, 2008 and December 31, 2007, we had cash of $499,000 and $550,000, respectively. As of March 31, 2008, we had a working capital deficit of $3,962,000 and as of December 31, 2007, we had a working capital deficit of $3,713,000. The increase in working capital deficit is primarily due to our default on our loan obligations to Laurus Master Fund, Ltd, or Laurus, and the accounting requirement that we shift that portion of our long term debt to current debt.

    There was no cash added from our operating activities; instead, we used an additional $71,000 for the three months ended March 31, 2008 as compared to $634,000 in cash provided in the same period in 2007.

    Our financing activities provided cash in the amount of $20,000, resulting in a net decrease in cash of $51,000 for the three months ended March 31, 2008.

    During the three months ended March 31, 2008, we financed our operations primarily through cash generated from sales of our products and private placements of securities.

Debt Financing

    On July 13, 2007, we executed a Securities Purchase Agreement with Laurus under which we issued a Secured Term Note in the aggregate principal amount of $710,000 and a Common Stock Purchase Warrant to purchase up to 8,000,000 shares of Common Stock in exchange for aggregate consideration of $710,000 in cash.

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

    As of May 15, 2008, we were in default under our obligations to register for resale shares of our common stock underlying the warrants issued to Laurus.

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

    Our continued operations are dependent on securing additional sources of liquidity through debt and/or equity financing. Our financial statements as of March 31, 2008 and for the three months ended March 31, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As discussed in this report and in Note C to our financial statements included in this report, we have suffered recurring losses from operations and at March 31, 2008 had substantial net capital and working capital deficiencies. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements included with this report do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Not applicable.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

    We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive and Acting Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive and Acting Chief Financial Officer concluded as of March 31, 2008 that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

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

ITEM 4T - CONTROLS AND PROCEDURES

    Not applicable.

                PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

    We are involved in certain legal proceedings and claims which arise in the normal course of business. Management does not believe that the outcome of these matters will have a material effect on our financial position or results of operations.

ITEM 1A. - RISK FACTORS

    Not applicable.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

    In February 2008, we issued 1,500,000 shares of common stock to a consultant for $60,000 in services rendered and recorded an additional expense of $42,000.

    In February 2008, we issued 500,000 shares of common stock to a group of accredited investors for $20,000 in cash.

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

    As of May 15, 2008, we were in default under our obligations to register for resale shares of our common stock underlying the warrants issued to Laurus.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5 - OTHER INFORMATION

    None.

ITEM 6 - EXHIBITS

10.1 Joint Venture & Manufacturing Agreement dated January 8, 2008 between RPM Technologies, Inc. and Black Dog Ranch, LLC dba RPM Roofing (**)

10.2 License Agreement dated January 8, 2008 between RPM Technologies, Inc. and RD Associates, Ltd. (**)

31.1 Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer (*)

31.2 Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer (*)

32.1 Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant
           to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
_____________________
(*)      Filed herewith
(**) Filed as an exhibit to the Registrant's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2008 (File No. 000- 31291) and incorporated herein by reference.

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        RPM Technologies, Inc.

Dated: May 19, 2008                                           /s/ Randy Zych
                                                        ----------------------
                                                                  Randy Zych,
                                                          Chairman, Director,
                                                      Chief Executive Officer
                                                (principal executive officer)
                                           and Acting Chief Financial Officer
                                                 (principal financial officer)

                         EXHIBITS FILED WITH THIS REPORT

Exhibit No. Description
----------- -----------
31.1 Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

31.2 Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

32.1 Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002