Form 10-Q
period 2008-06-30
RPM TECHNOLOGIES INC
filed 2008-08-19
CIK 1099150

<pre>

                                  UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                                     FORM 10-Q
(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2008 or

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

    Large accelerated filer | |                    Accelerated filer | |
    Non-accelerated filer | |                      Smaller reporting company |X|
    (Do not check if a smaller reporting company)

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes | | No |X|

    As of August 18, 2008, there were 64,174,381 shares of the issuer's common stock, no par value per share, outstanding.

--------------------------------------------------------------------------------



                              RPM TECHNOLOGIES, INC.

               FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2008

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

Item 4.  Submission of Matters to a Vote of Security Holders...............7

Item 5.  Other Information.................................................7

Item 6.  Exhibits..........................................................8

Signatures.................................................................9

Exhibits Filed with this Report

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                           RPM TECHNOLOGIES, INC.
                              BALANCE SHEETS
             June 30, 2008 (Unaudited) and December 31, 2007

                                                   June 30,     December 31,
                                                     2008            2007
                                                -------------  --------------
                                  ASSETS
                                  ------
Current Assets
  Cash on hand and in bank                       $   520,200    $   549,784
   Accounts receivable - trade and other             371,748        325,952
                                                  ----------     ----------
      Total current assets                           891,948        875,736
                                                  ----------     ----------

   Net Property and Equipment                        492,050        543,102
                                                   ----------     ---------
Other Assets
   Advances RPM Roofing                                    -      1,392,061
   Sales and Manufacturing RPM Roofing Agreement     892,861              -
   License RPM Roofing Tile                          500,000              -
   Deferred loan fees                                 57,638         86,456
   Refundable deposits and other                      19,131         19,131
                                                  ----------    -----------
      Total Other Assets                           1,469,630      1,497,648
                                                  ----------    -----------
Total Assets                                     $ 2,853,628    $ 2,916,486
                                                  ==========    ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                  ----------------------------------------------
Current Liabilities
  Note payable                                   $    50,000     $   50,000
  Accounts payable - trade                           323,038        345,093
  Accrued interest payable                           260,813        117,054
  Accrued officers' compensation                   1,713,065      1,595,898
  Other accrued liabilities                           63,947         22,278
  Current portion of term note, less discount      2,707,025      2,458,693
                                                   ----------    -----------
Total Liabilities                                  5,117,888      4,589,016

Commitments and Contingencies

Stockholders' Equity (Deficit)
  Common stock - $0.001 par value.
    250,000,000 shares authorized,
    58,174,381 and 52,174,381 shares
    issued and outstanding,
    respectively                                      58,174         52,174
  Additional paid-in capital                      13,036,340     12,795,340
  Deferred compensation -
   fair value of vested stock options              2,455,000      2,455,000
  Subscription Receivable                            (28,000)             0
  Accumulated deficit                            (17,785,774)   (16,975,044)
                                                 ------------   ------------
   Total Stockholders' Equity (Deficit)           (2,264,260)    (1,672,530)
                                                  ----------    -----------
Total Liabilities and
  Stockholders' Equity (Deficit)                  $ 2,853,628    $2,916,486
                                                  ===========    ==========

        The financial information presented herein has been prepared by management without audit by independent certified public accountants. The accompanying notes are an integral part of these financial statements.

                                                                 RPM Technologies, Inc.
                                                                Statements of Operations
                                                    Three and Six Months Ended June 30, 2008 and 2007
                                                                      (Unaudited)

                                                Three months  Three months     Six months    Six months
                                                    ended         ended           ended         ended
                                                June 30, 2008  June 30, 2007  June 30, 2008  June 30, 2007
                                                -------------  -------------  -------------  -------------
Revenues                                        $  682,013      $598,097      $ 1,333,133      $1,366,532

Cost of Sales                                      488,532       625,173        1,045,431       1,320,879
                                                   --------     ----------     ------------  -------------
Gross Profit (Loss)                                193,481       (27,076)         287,702          45,653
                                                   --------     ----------     ------------  -------------
Expenses

  Sales and marketing expenses                       65,365       37,446          104,778        112,112
  Payroll and related expenses                       66,943       62,480          128,562        136,776
  General and administrative expenses               228,710      208,161          397,662        499,491
  Interest expense                                  206,771      130,640          416,378        257,545
  Depreciation and asset impairment                  25,526       25,750           51,052         51,500
                                                   --------      ---------      ---------     -----------
    Total operating expenses                        593,315      464,477        1,098,432      1,057,424
                                                   --------      ---------      ----------    -----------
Net loss                                           (399,834)    (491,553)      (  810,730)    (1,011,771)
                                                  ==========    ==========     ===========    ===========

Loss per weighted-average share of
  common stock outstanding,
  computed on net loss - basic
  and fully diluted                              $   (0.01)       $ (0.01)       $ (0.02)       $ (0.03)
                                                 ----------       --------     -----------   -----------
Weighted-average number of shares
  of common stock outstanding                    56,899,656     40,924,464     55,086,469     37,862,734
                                                 ==========     ==========     ===========   ===========

              The financial information presented herein has been prepared by
              management without   audit by   independent certified   public
              accountants. The accompanying notes are an integral part of these financial statements.

                                       RPM TECHNOLOGIES, INC.
                                     STATEMENTS OF CASH FLOWS
                           Six months ended June 30, 2008 and 2007

                                          (Unaudited)

                                                        Six months    Six months
                                                            ended          ended
                                                          June 30,      June 30,
                                                             2008           2007
                                                       -------------  -------------
Cash Flows from Operating Activities
  Net Loss                                              $(810,730)   $(1,011,771)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Depreciation and Asset Impairment                      51,052          59,025
    Amortization of loan fees and debt discount           277,151
    Consulting expense paid with common stock             187,000          95,625
    (Increase) Decrease in:
      Accounts receivable - trade and other              ( 45,796)         22,730
      Other receivable - short term                             0         800,000
      Other receivable - long term                              0        (213,806)

    Increase (Decrease) in:
      Accounts payable and other                          (22,086)         59,713
      Accrued interest payable                            143,759          87,809
      Accrued officers' compensation                      117,167         108,468
      Other accrued liabilities                            41,699         (47,575)
                                                          --------        --------
Net cash used in operating activities                     (60,784)        (39,782)

Cash Flows from Investing Activities

        Purchase of property and equipment                      -          62,475
        Deposits on equipment                                (800)       ( 90,000)
                                                          --------        --------
Net cash used in investing activities                        (800)        (27,525)

Cash Flows from Financing Activities
    Proceeds from sales of common stock                         0         217,500
    Deferred loan fees and debt discount                        0          92,580
    Proceeds from exercise of warrants and
      sales of common stock                                32,000               -
                                                          --------        --------
Net Cash provided by financing activities                  32,000         310,080
                                                           -------         -------
Increase (decrease) in Cash and Cash Equivalents          (29,584)        242,773

Cash and cash equivalents at beginning of year            549,784         551,688
                                                         --------        --------
Cash and cash equivalents at end of period             $  520,200      $  794,461
                                                       ==========      ==========

Supplemental Disclosures of Interest and
  Interest paid during the period                      $        0        $169,736
                                                       ==========        ========
  Income Taxes Paid                                    $        0        $      0
                                                       ==========        ========

              The financial information presented herein has been prepared  by
              management  without   audit  by   independent  certified   public
              accountants. The accompanying notes are an integral part of these financial statements.


                                           RPM TECHNOLOGIES, INC.
                                STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                       Six months ended June 30, 2008
                                                 (Unaudited)

                                              Additional     Deferred
                       Common Stock            paid-in    compensation- Subscription Accumulated
                       Shares    Amount        capital    stock options receivable     deficit       Total
                      -----------------       ---------- -------------- ------------ -----------  ------------
Balances at
  December 31, 2007  52,174,381  $52,174    $12,795,340   $2,455,000     $  -      $(16,975,044)  $(1,672,530)

  Professional fees   3,500,000    3,500        183,500         -           -                -        187,000
  Cash                2,500,000    2,500         57,500         -        (28,000)            -         32,000

Net loss                   -          -             -           -        -             (810,730)     (810,730)
Balances at         ----------  --------    -----------  -----------   ------------ -------------  ------------
  June 30, 2008     58,174,381  $58,174    $13,036,340   $2,455,000      $(28,000)  $(17,785,774)   (2,264,260)


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

  RPM TECHNOLOGIES, INC.
  NOTES TO FINANCIAL STATEMENTS - CONTINUED

Note C - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through June 30, 2008, the Company had incurred cumulative losses of $17,785,774 and and had a deficit in stockholders' equity of $2,264,260. In addition, as described in Note G, certain term notes are in default and have been classified as current in the balance sheet. The Company's successful transition to attaining profitable operations is dependent upon obtaining financing adequate to fulfill its development, marketing and sales activities and achieving a level of revenues adequate to support the Company's cost structure. Management's plan of operations anticipates that the cash requirements of the Company for the next twelve months will be met by obtaining capital contributions through the sale of common stock and from current operations. However, there is no assurance that the Company will be able to fully implement its plan in order to generate the funds needed to operate as a going concern.

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

6.  Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. At June 30, 2008 and 2007, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily, accumulated depreciation and amortization.

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

As of June 30, 2008 and 2007, the Company had outstanding warrants to acquire up to 8,743,242 and 4,875,000 shares of common stock of the Company, respectively. As of June 30, 2008 and 2007, the Company had employee stock options to acquire 250,000 and up to 5,000,000 shares of common stock of the Company. The Company's outstanding warrants and options are anti-dilutive due to the Company's net loss position.

9. Accounts Receivable

The Company makes judgments as to the collectibility of accounts receivable based on historic trends and future expectations. Management estimates an allowance for doubtful accounts, which represents the collectibility of the receivables. The allowance was $101,000 and $94,000 as of June 30, 2008 and December 31, 2007, respectively.

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

The Company allows only its distributors to exchange products for other than warranty reasons. If the Company is unable to repair or replace a product returned under warranty, it issues a credit for a warranty return. As of June 30, 2008 and December 31, 2007 the Company did not require a warranty accrual.

  RPM TECHNOLOGIES, INC.
  NOTES TO FINANCIAL STATEMENTS - CONTINUED

Note D - Summary of Significant Accounting Policies (continued)

11. Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements."
SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS No. 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. The impact of SFAS No. 157 did not have a material effect on its financial statements for the period ended June 30, 2008.

In December 2007, the FASB issued SFAS No. 141(R), 'Business Combinations - Revised,' that improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this statement establishes principles and requirements how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The changes to current practice resulting from the application of SFAS No. 141(R) are effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 141(R) before December 15, 2008 is prohibited. The Company has not determined the effect, if any, that may result from the adoption of SFAS No. 141(R) on its financial statements.

In March 2008, the FASB issued FASB Statement No. 161 "Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133" ("SFAS No. 161"), which changes the disclosure requirements for derivative instruments and hedging activities. Pursuant to SFAS No.161, Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. SFAS No. 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In years after initial adoption, this Statement requires comparative disclosures only for periods subsequent to initial adoption. The Company does not expect the adoption of SFAS No. 161 to have a material impact on the financial results of the Company.

Note E - Concentrations of Credit Risk

The Company maintains its cash accounts in a financial institution subject to insurance coverage issued by the Federal Deposit Insurance Corporation ("FDIC"). Under FDIC rules, the Company is entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During the six months ended June 30, 2008 and 2007, the Company maintained deposits in various financial institutions with credit risk exposures in excess of statutory FDIC coverage. The Company incurred no losses during the six months ended June 30, 2008 or 2007, or subsequent thereto, as a result of any uninsured bank balance.

Note F - Note Payable

Note payable consists of the following:
                                              June 30,     December 31,
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

The Company is in default on its obligations under the loans from Laurus but the Company is in negotiations with Laurus to restructure the debt in order to allow for the Company to continue to move forward and grow its business. Based upon the default, the Company has classified the notes as current.

Note H - Common Stock Transactions

In April 2008, the Company sold 500,000 shares of common stock to a group of accredited investors for $40,000 and received $12,000 in cash and recorded a subscription receivable of $28,000, which was received in August 2008.

In May 2008, the Company issued 2,000,000 shares of common stock to a consultant for $30,000 in services rendered and recorded an additional $55,000 in services expenses for the fair value of the shares issued.

In June 2008 the Company issued an option to purchase 250,000 shares of restricted stock to ProSpec Sales with an exercise price of $0.05 per share exercisable until March 21, 2011. These shares vest over three years beginning on March 21, 2009. If ProSpec ceases to represent the Company then all unvested options immediately expire and terminate.

Note I - RPM Roofing

During 2007 and 2006, the Company advanced funds to RPM Roofing to fund startup operations related to establishing a manufacturing facility, updating formulas, testing of products, development of sales/marketing plans, etc.

On January 8, 2008, the Company formally entered into a Joint Venture and Manufacturing Agreement and a License Agreement with RPM Roofing, which converted $500,000 of the advances to RPM Roofing into a licensing intangible and $892,861 (out of $1,000,000 required) of the advances (as of June 30, 2008) to an intangible related to RPM Roofing. These agreements provide the Company a license to sell roofing products as well as to provide the Company with specified pricing and volume rebates if required purchases are made. This intangible related to the manufacturing agreement has a stipulated life of ten years per agreement, over which the intangible will be amortized.

Note J - Subsequent Events

In July 2008, the Company issued 2,000,000 shares of common stock to a consultant for $45,000 in services rendered.

In July 2008, the Company sold 4,000,000 shares of common stock to a group of accredited investors for $40,000.

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

Results of Operations

 Comparison of Results of Operations for the Three Months Ended June 30, 2008 and 2007

     Our revenues increased $84,000, or 14%, from $598,000 in the three months ended June 30, 2007 to $682,000 in the same period in 2008. Our increase in revenues in the three months ended June 30, 2008 as compared to the same period in 2007 is primarily attributable to a increase in sales of our plastic roofing and pallets stringer molds which are back in production.

     Our cost of sales decreased by $136,000, or 22%, from $625,000 in the three months ended June 30, 2007 to $489,000 in the same period in 2008. Our gross
(loss) profit increased by $220,000, from $(27,000) in the three months ended June 30, 2007 to a gross profit of $193,000 in the same period in 2008. The increase in our gross profits resulted primarily from better efficiency and keeping our raw material cost down in a time of generally increasing costs of petroleum and its effects on plastic costs. Additionally, our higher profit margin plastic stringer product line was back in production.

     Total operating expenses increased by $129,000, or 28%, from $464,000 in the three months ended June 30, 2007 to $593,000 in the same period in 2008 primarily as a result of an increase in interest expense of $76,000 and an increase in sales and marketing expense of $28,000.

     Our net loss decreased $92,000, or 19%, from $492,000 in the three months ended June 30, 2007 to $400,000 in the same period in 2008 primarily due to the increase in sales and profit margins.

  Comparison of Results of Operations for the Six Months Ended June 30, 2008 and 2007

     Our revenues decreased $34,000, or 2%, from $1,367,000 in the first six months of 2007 to $1,333,000 in the same period in 2008.

     Our cost of sales decreased by $276,000, or 21%, in the first six months of 2008 from $1,321,000 in the same period in 2007 to $1,045,000 and our gross profit increased by $203,000, or 526%, from $46,000 in the first six months of 2007 to $288,000 in the same period in 2008. The increase in our gross profit resulted primarily from better efficiency and keeping our raw material cost down in a time of generally increasing costs of petroleum and its effects on plastic costs. Additionally, our higher profit margin plastic stringer product line was back in production.

     Total operating expenses increased by $41,000, or 4%, for the first six months of 2008 as compared to the same period in 2007 primarily due to an increase in interest expense.

     Our net loss decreased by $201,000, or 21%, from $1,012,000 in the first six months of 2007 to $811,000 in the same period in 2008. The decrease in our net loss resulted primarily from our increase in gross profit as noted above.

Liquidity and Capital Resources

    At June 30, 2008 and December 31, 2007, we had cash of $520,000 and $550,000, respectively. As of June 30, 2008, we had a working capital deficit of $4,226,000 and as of December 31, 2007, we had a working capital deficit of $3,713,000. The increase in working capital deficit is primarily due to our default on our loan obligations to Laurus Master Fund, Ltd, or Laurus, and the accounting requirement that we shift that portion of our long-term debt to current debt.

    There was no cash added from our operating activities; instead, we used an additional $61,000 for the six months ended June 30, 2008 as compared to $40,000 in cash used in the same period in 2007.

    During the six months ended June 30, 2008, we financed our operations primarily through cash generated from sales of our products and private placements of securities.

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

    As of August 18, 2008, we were in default under our obligations to register for resale shares of our common stock underlying the warrants issued to Laurus.

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

    Our continued operations are dependent on securing additional sources of liquidity through debt and/or equity financing. Our financial statements as of June 30, 2008 and for the six months ended June 30, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As discussed in this report and in Note C to our financial statements included in this report, we have suffered recurring losses from operations and at June 30, 2008 had substantial net capital and working capital deficiencies. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements included with this report do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

    We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive and Acting Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive and Acting Chief Financial Officer concluded as of June 30, 2008 that our disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

In April 2008, we sold 500,000 shares of common stock to a group of accredited investors for $40,000 and received $12,000 in cash and recorded a subscription receivable of $28,000, which was received in August 2008.

In May 2008, we issued 2,000,000 shares of common stock to a consultant for $30,000 in services rendered and recorded an additional $55,000 in services expenses for the fair value of the shares issued.

In June 2008, we issued an option to purchase 250,000 shares of restricted stock to ProSpec Sales with an exercise price of $0.05 per share exercisable until March 21, 2011. These shares vest over three years beginning on March 21, 2009. If ProSpec ceases to represent us then all unvested options immediately expire and terminate.

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

    As of August 18, 2008, we were in default under our obligations to register for resale shares of our common stock underlying the warrants issued to Laurus.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5 - OTHER INFORMATION

    None.

ITEM 6 - EXHIBITS

        EXHIBIT    DESCRIPTION
        -------    -----------
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

                                                        RPM Technologies, Inc.

Dated: August 19, 2008                                         /s/ Randy Zych
                                                        ----------------------
                                                                  Randy Zych,
                                                          Chairman, Director,
                                                      Chief Executive Officer
                                                (principal executive officer)
                                           and Acting Chief Financial Officer
                                                 (principal financial officer)

                         EXHIBITS FILED WITH THIS REPORT

        EXHIBIT    DESCRIPTION
        -------    -----------
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