Form 10-Q
period 2008-09-30
RPM TECHNOLOGIES INC
filed 2008-11-19
CIK 1099150

<pre>


                                  UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                                     FORM 10-Q
(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2008 or

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

   As of November 19, 2008, there were 67,774,381 shares of the issuer's common stock, no par value per share, outstanding.

--------------------------------------------------------------------------------

                              RPM Technologies, Inc.

               Form 10-Q for the Quarter ended September 30, 2008

                                TABLE OF CONTENTS
                                                                         Page
                                                                         ----
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements............................................F-1

Item 2.  Management's Discussion and Analysis or Plan of Operation.........1

Item 3.  Quantitative and Qualitative Disclosures about Market Risks.......7

Item 4.  Controls and Procedures...........................................7

Item 4A(T).  Controls and Procedures.......................................7

                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.................................................8

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.......8

Item 3.  Defaults Upon Senior Securities...................................8

Item 4.  Submission of Matters to a Vote of Security Holders...............9

Item 5.  Other Information.................................................9

Item 6.  Exhibits..........................................................9

Signatures................................................................10

Exhibits Filed with this Report

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                           RPM Technologies, Inc.
                              Balance Sheets
             September 30, 2008 (Unaudited) and December 31, 2007

                                                September 30,     December 31,
                                                     2008            2007
                                                -------------  --------------
                                  ASSETS
                                  ------
Current Assets
  Cash on hand and in bank                       $   622,461    $   549,784
   Accounts receivable - trade and other             392,554        325,952
                                                  ----------     ----------
      Total current assets                         1,015,015       875,736
                                                  ----------     ----------

   Net Property and Equipment                        466,524        543,102
                                                   ----------     ---------
Other Assets
   Advances RPM Roofing                                    -      1,392,061
   Sales and Manufacturing RPM Roofing Agreement     892,861              -
   License RPM Roofing Tile                          500,000              -
   Deferred loan fees                                 43,228         86,456
   Refundable deposits and other                      19,131         19,131
                                                  ----------    -----------
      Total Other Assets                           1,455,220      1,497,648
                                                  ----------    -----------
Total Assets                                     $ 2,936,759   $ 2,916,486
                                                  ==========    ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------
Current Liabilities
  Note payable                                   $    50,000     $   50,000
  Accounts payable - trade                           447,982        345,093
  Accrued interest payable                           329,336        117,054
  Accrued officers' compensation                   1,769,949      1,595,898
  Other accrued liabilities                           62,906         22,278
  Customer Deposits                                   63,252              -
  Current portion of term note, less discount      2,835,574      2,458,693
                                                    ----------    -----------
Total Liabilities                                  5,558,999      4,589,016

Commitments and Contingencies

Stockholders' Equity (Deficit)
  Common stock - $0.001 par value.
    250,000,000 shares authorized,
    64,174,381 and 52,174,381 shares
    issued and outstanding,
    respectively                                      64,174         52,174
  Additional paid-in capital                      13,155,340     12,795,340
  Deferred compensation -
   fair value of vested stock options              2,455,000      2,455,000
  Subscription Receivable                            (15,000)             0
  Accumulated deficit                            (18,281,754)   (16,975,044)
                                                 ------------   ------------
   Total Stockholders' Equity (Deficit)           (2,622,240)    (1,672,530)
                                                  ----------    -----------
Total Liabilities and
  Stockholders' Equity                            $ 2,936,759    $2,916,486
                                                  ===========    ==========

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

                                 RPM Technologies, Inc.
                                Statements of Operations
                     Three and Nine Months Ended September 30, 2008 and 2007

                                     (Unaudited)

                                                Three months  Three months     Nine months    Nine months
                                                    ended         ended           ended         ended
                                                Sept. 30, 2008 Sept. 30, 2007 Sept. 30, 2008 Sept. 30, 2007
                                                -------------  -------------  -------------  -------------
Revenues                                        $   727,023     $407,772      $ 2,060,156      $1,774,304

Cost of Sales                                       720,412      244,563        1,765,843       1,565,442
                                                   --------     ----------     ------------  -------------
Gross Profit                                          6,611      163,209          294,313         208,862
                                                   --------     ----------     ------------  -------------
Expenses

  Sales and marketing expenses                       50,991       36,663          155,769        148,775
  Payroll and related expenses                       68,659       63,177          197,221        199,953
  General and administrative expenses               146,992      172,846          544,654        672,337
  Interest expense                                  210,423      226,188          626,801        483,733
  Depreciation and asset impairment                  25,526       25,750           76,578         77,250
                                                    --------     ---------      ---------     -----------
    Total operating expenses                        502,591      524,624        1,601,023      1,582,048
                                                   --------      ---------      ----------    -----------
Net loss                                           (495,980)    (361,415)      (1,306,710)    (1,373,186)
                                                  ==========    ==========     ===========    ===========
Loss per weighted-average share of
  common stock outstanding,
  computed on net loss - basic
  and fully diluted                              $    (0.01)    $ (0.01)         $ (0.02)      $ (0.03)
                                                 ----------     --------        -----------   -----------
Weighted-average number of shares
  of common stock outstanding                    62,717,859   45,501,520        57,648,834    40,436,977
                                                 ==========   ==========        ==========    ===========

            The financial information presented herein has been prepared by management without audit by independent certified public accountants.  The accompanying notes are an integral part of these financial statements.



                                       RPM Technologies, Inc.
                                     Statements of Cash Flows
                           Nine months ended September 30, 2008 and 2007

                                          (Unaudited)

                                                        Nine months   Nine months
                                                           ended        ended
                                                         Sept. 30,     Sept. 30,
                                                            2008          2007
                                                       -------------  -------------
Cash Flows from Operating Activities
  Net loss                                            $(1,306,710)    $(1,373,186)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Depreciation and asset impairment                      76,578          84,775
    Amortization of loan fees and debt discount           420,109         223,279
      Consulting expense paid with common stock           272,000         313,125
      (Increase) Decrease in
      Accounts receivable - trade and other               (66,602)         62,024
      Other receivable - short term                             0         800,000
      Other receivable - long term                              0        (809,272)
      Inventory                                                 0               0
    Increase (Decrease) in:
      Accounts payable and other                          102,889        (137,026)
      Accrued interest payable                            212,282           4,778
      Accrued officers' compensation                      174,051         163,652
      Other accrued liabilities                           103,880         (22,514)
                                                          --------        --------
Net cash used in operating activities                    ( 51,523)       (690,365)

Cash Flows from Investing Activities

        Proceeds from sale of property and equipment            0          62,475
        Deposits on equipment and other                      (800)        227,520
                                                          --------     -----------
Net cash provided by (used in) investing activities          (800)        289,995

Cash Flows from Financing Activities
        Proceeds from note payable                              0         710,000
        Principal payments on notes                             0        (450,000)
        Proceeds from exercise of warrants and
             sales of common stock                         85,000         102,531
        Deferred loan fees and debt discount                    0        ( 31,000)
                                                          --------      ----------
        Cash provided by financing activities              85,000         331,531
                                                          --------      ----------
Increase (decrease) in cash and cash equivalents           72,677         (68,839)

Cash and cash equivalents at beginning of period          549,784         551,688
                                                         --------        --------
Cash and cash equivalents at end of period             $  622,461      $  482,849
                                                        ==========      ==========
Supplemental Disclosures
Interest paid                                          $        -      $  261,225
                                                       ==========      ==========
Income taxes paid                                      $        -      $        -
                                                       ==========      ==========
Non cash investing and financing activities:
Debt discount with increase in capital value
   of warrants                                         $        -      $  710,000
                                                       ==========      ==========
Subscription receivable for common stock               $   15,000      $  260,000
                                                       ==========      ==========

     The financial information presented herein has been prepared by management without audit by independent certified public accountants. The accompanying notes are an integral part of these financial statements.

                              RPM TECHNOLOGIES, INC.
                    STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        Nine months ended September 30, 2008
                                   (Unaudited)

                                              Additional                  Deferred
                       Common Stock            paid-in    Subscription  compensation-  Accumulated
                       Shares    Amount        capital     Receivable   stock options   deficit       Total
                      -----------------       ----------   ----------   -------------- -----------  ------------
Balances at
  December 31, 2007  52,174,381  $52,174    $12,795,340                  $2,455,000  $(16,975,044)  $(1,672,530)

  Professional fees   5,500,000    5,500        266,500                       -             -           272,000
  Cash                6,500,000    6,500         93,500     (15,000)          -             -            85,000

Net loss                   -          -             -                         -         (1,306,710)  (1,306,710)
                     ----------  --------    -----------  -------------  -----------  ------------- ------------
Balances at
  Sept. 30, 2008     64,174,381  $64,174    $13,155,340    (15,000)       $2,455,000  $(18,281,754) (2,622,240)
                     ==========  =======    ===========   ============   ============ ============= ============

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

Expansion - Plastic Roofing Products

    The Company has expanded its operations to produce plastic roofing tiles and subcontract the manufacture of these tiles from a compression molding company. The Company anticipates that its plastic roofing products will be a viable alternative to more expensive traditional roofing products. The Company expects its plastic roofing products to be priced lower than wood shake, slate and clay tiles and it expects to price its plastic roofing products competitively with other alternative roofing materials. The Company believes that it's plastic roofing tiles are considerably more durable than wood, slate or barrel tiles made from traditional materials. The plastic roofing tiles have a life expectancy of approximately 50 years, whereas natural tiles have a life expectancy of approximately 20 years.

    The Company offers a variety of roofing profiles and colors, including customization options, to satisfy diverse requests. It plans to initially offer simulated slate in six colors, simulated cedar slate in four colors, simulated Spanish tile in three colors, and simulated flat cement thatch in five colors.

    The Company believes that traditional roofing products are generally either attractive or safe, but not both. It also believes that its roofing products combine these two desirable characteristics and the Company aims to position its products with distributors and suppliers, contractors and builders, architects, and end-consumers as high-quality, durable, environmentally-friendly products that adds beauty and safety to virtually any structure at a competitive price.

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

  RPM TECHNOLOGIES, INC.
  NOTES TO FINANCIAL STATEMENTS - CONTINUED

Note C - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through September 30, 2008, the Company had incurred cumulative losses of $18,220,937. In addition, as described in Note G, certain term notes are in default and have been classified as current in the balance sheet. The Company's successful transition to attaining profitable operations is dependent upon obtaining financing adequate to fulfill its development, marketing and sales activities and achieving a level of revenues adequate to support the Company's cost structure. Management's plan of operations anticipates that the cash requirements of the Company for the next twelve months will be met by obtaining capital contributions through the sale of common stock and from current operations. However, there is no assurance that the Company will be able to fully implement its plan in order to generate the funds needed to operate as a going concern.

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

3.  Organization and Reorganization Costs

The Company has adopted the provisions of AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," whereby all organizational and initial costs incurred with the incorporation and initial capitalization of the Company was charged to operations as incurred.

4.  Research and Development Expenses

Research and development expenses are charged to operations as incurred.

5.  Advertising Expenses

The Company does not utilize direct solicitation advertising. All other advertising and marketing expenses are charged to operations as incurred.

6.  Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. At September 30, 2008 and 2007, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily, accumulated depreciation and amortization.

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

As of September 30, 2008 and 2007, the Company had outstanding warrants to acquire up to 8,993,242 and 4,875,000 shares of common stock of the Company, respectively. The Company's outstanding warrants and options are anti-dilutive due to the Company's net loss position.

9. Accounts Receivable

The Company makes judgments as to the collectibility of accounts receivable based on historic trends and future expectations. Management estimates an allowance for doubtful accounts, which represents the collectibility of the receivables. The allowance was $101,000 and $94,000 as of September 30, 2008 and December 31, 2007, respectively.

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

The Company allows only its distributors to exchange products for other than warranty reasons. If the Company is unable to repair or replace a product returned under warranty, it issues a credit for a warranty return. As of September 30, 2008 and December 31, 2007 the Company did not require a warranty accrual.

  RPM TECHNOLOGIES, INC.
  NOTES TO FINANCIAL STATEMENTS - CONTINUED

Note D - Summary of Significant Accounting Policies (continued)

11. Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS No. 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. The impact of SFAS No. 157 did not have a material effect on its financial statements for the period ended September 30, 2008.

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

Note E - Concentrations of Credit Risk

The Company maintains its cash accounts in a financial institution subject to insurance coverage issued by the Federal Deposit Insurance Corporation ("FDIC"). Under FDIC rules, the Company is entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During the nine months ended September 30, 2008 and 2007, the Company maintained deposits in various financial institutions with credit risk exposures in excess of statutory FDIC coverage. The Company incurred no losses during the nine months ended September 30, 2008 or 2007, or subsequent thereto, as a result of any uninsured bank balance.

Note F - Note Payable

Note payable consists of the following:
                                              Sept. 30,     Sept. 30,
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

  RPM TECHNOLOGIES, INC.
  NOTES TO FINANCIAL STATEMENTS - CONTINUED

Note G - Term Notes (continued)

The Company is in default on its obligations under the loans from Laurus but the Company is in negotiations with Laurus to restructure the debt in order to allow for the Company to continue to move forward and grow its business. Based upon the default, the Company has classified the note as current. Luarus is currently working with the company to resolve the current financial situation through a workout plan and loan modification that it believes will be resolved before the end of the year 2008. The company believes this workout plan will be successful and ensure its continued operations. Without such a successful workout plan and loan modification the continued operations of the company is uncertain.

Note H - Common Stock Transactions

In July 2008, the Company sold 4,000,000 shares of common stock to a group of accredited investors for $40,000 in cash.

In July 2008, the Company issued 2,000,000 shares of common stock to a consultant for $40,000 in services rendered and recorded an additional $40,000 in services expenses for the fair value of the shares issued.

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

    Our main method of selling our plastic pallets and other material handling products are currently through our websites. Our websites include: www.rpmplasticpallets.com, www.rpmtechnologiesinc.com, www.pallet- container-quotes.com, www.shelving-quotes.com, www.locker-quotes.com, www.pallet-rack-stack-racks.com, www.plastic-pallets-usa.biz, www.plastic- pallets.com, www.plastic-pallets.org, www.plastic-pallets-usa.info and www.plastic-pallets-usa.ws. In the future, we may add new variations of the suffixes, "usa," "us," "com," "biz," "org," "net," "info," "us" and "ws."

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

Expansion - Plastic Roofing Products

    We have expanded our operations to produce plastic roofing tiles and subcontract the manufacture of these tiles from a compression molding company. We believe that our plastic roofing products will be a viable alternative to more expensive traditional roofing products. We expect our plastic roofing products to be priced lower than wood shake, slate and clay tiles and we expect to price our plastic roofing products competitively with other alternative roofing materials. We believe that our plastic roofing tiles are considerably more durable than wood, slate or barrel tiles made from traditional materials. Our plastic roofing tiles have a life expectancy of approximately 50 years, whereas natural tiles have a life expectancy of approximately 20 years.

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

Critical Accounting Policies and Estimates

    The preparation of our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, requires us to make judgments and estimates that may have a significant impact upon the portrayal of our financial condition and results of operations. We believe that of our significant accounting policies, the following require estimates and assumptions that require complex, subjective judgments by management that can materially impact the portrayal of our financial condition and results of operations: revenue recognition; assessment of recoverability of long-lived assets, this primarily impacts our operating expense when we impair assets or accelerate depreciation; deferred income tax assets and liabilities, which impacts our tax provision; reserve for warranty costs, which impacts gross margin; and stock-based compensation. These significant accounting principles are more fully described in "Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies" in our Annual Report on Form 10-Ksb for the year ended December 31, 2007. We also have other policies that we consider to be key accounting policies, such as our policies for the valuation of accounts receivable, reserves for sales returns and allowances, and reserves for commitments and contingencies; however, these policies either do not meet the definition of critical accounting estimates described above or are not currently material items in our financial statements. We review our estimates, judgments, and assumptions periodically and reflect the effects of revisions in the period that they are deemed to be necessary. We believe that these estimates are reasonable; however, actual results could differ from these estimates.

Results of Operations

   Comparison of Results of Operations for the Three Months Ended September 30, 2008 and 2007

     Our revenues increased $319,000, or 78%, from $408,000 in the three months ended September 30, 2007 to $727,000 in the same period in 2008. This increase is primarily attributable to an increase in sales of our plastic roofing tiles.

     Our cost of sales increased by $475,000, or 194%, from $245,000 in the three months ended September 30, 2007 to $720,000 in the same period in 2008. Our gross profit decreased by $156,000, or 96%, from $163,000 in the three months ended September 30, 2007 to $7,000 in the same period in 2008. The decrease in our gross profit resulted primarily from our increase in costs of plastic raw materials that in the last quarter began to offset our price increase of the roofing tile instituted in the second quarter 2008.

     Total operating expenses decreased by $22,000, or 4%, from $525,000 in the three months ended September 30, 2007 to $503,000 in the same period in 2008 primarily as a result of an efficiency in the production of roofing materials.

     Our net loss increased $135,000, or 37%, from $361,000 in the three months ended September 30, 2007 to $496,000 in the same period in 2008 primarily due to the increase in total operating expenses in sales of roofing tiles.

  Comparison of Results of Operations for the Nine Months Ended September 30, 2008 and 2007

     Our revenues increased $287,000, or 16%, from $1,774,000 in the first nine months of 2007 to $2,061,000 in the same period in 2008. This increase is primarily attributable to an increase in sales of our plastic roofing tiles.

     Our cost of sales increased by $201,000, or 12.8%, from $1,565,000 in the first nine months of 2007 to $1,766,000 in the same period in 2008 and our gross profit increased by $85,000, or 41%, from $209,000 in the first nine months of 2007 to $294,000 in the same period in 2008. The increase in our gross profit resulted primarily from an increase in the price of our roofing tiles and a higher profit margin on plastic stringers.

     Total operating expenses increased by $19,000 or 1.2%, from $1,582,000 in the first nine months of 2007 to $1,601,000 in the same period 2008. Our net loss decreased by $66,000, or 5%, from $1,373,000 in the first nine months of 2007 to $1,307,000 in the same period in 2008.

Liquidity and Capital Resources

    At September 30, 2008 and December 31, 2007, we had cash of $622,000 and $550,000, respectively. As of September 30, 2008 we had a working capital deficit of $4,544,000 and as of December 31, 2007, we had a working capital deficit of $3,713,000. Our working capital deficit increased as a result of cash expended for marketing and continued start up of our roofing sales division and continuing accrued interest on our current liability that is in default under our obligations to Laurus Master Fund, Ltd., or Laurus, as discussed further below.

    Cash used in our operating activities decreased by $678,000, or 98%, from $690,000 in cash used in our operating activities in the nine months ended September 30, 2007 to $12,000 in cash used in our operating activities in the same period in 2008 primarily due to an increase in amortization of debt discount, accounts payable and accrued liabilities.

    During the nine months ended September 30, 2008 we financed our operations primarily through cash generated from sales of our products and remaining cash from our equity financing through the sale of restricted stock.

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

    As of November 19, 2008, we were in default under our obligations to register for resale shares of common stock underlying outstanding warrants held by Laurus. Therefore, previously classified long-term debt in the amount of $1,457,727 has been reclassified as a current liability.

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

    As of November 19, 2008, we were in default under our obligations to register for resale shares of our common stock underlying outstanding warrants held by Laurus. In addition, we had not made principal payments for the months of January through July 2007 or interest payments for the months of March through July 2007, in each case due to our lack of liquidity to fund those payments. On July 24, 2007, we received a waiver from Laurus waiving these payment defaults and we authorized Laurus to withdraw from a restricted account $300,000 to reduce the principal payments owed and $114,372 to reduce interest payments owed; however, we have not received a waiver of our default under our obligations to register for resale shares of our common stock underlying outstanding warrants held by Laurus.

    As of November 19, 2008, we owed principal and unpaid interest on our notes in an aggregate amount of approximately $2,835,574, all of which we believe would be immediately due and payable upon demand by Laurus as a result of our default under our obligations to register for resale shares of our common stock underlying outstanding warrants held by Laurus and our failure to make any interest and principal payments since the July 24, 2007 waiver noted above. Luarus is currently working with us to resolve the current financial situation through workout plan and loan modification that we believe will be resolved before the end of the year 2008. We believe this workout plan will be successful and ensure our continued operations. Without such a successful workout and loan modification the continued operations of the company is uncertain.


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

    These opportunities for future financing are contingent on our ability to resolve the current financial situation with Laurus through a workout plan and loan modification that we believe will be resolved before the end of the year 2008. We believe this workout will plan be successful and ensure our continued operations. Without such a successful workout plan and loan modification the continued operations of the company is uncertain.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Not applicable.


ITEM 4 - CONTROLS AND PROCEDURES

    Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of September 30, 2008 (the "Evaluation Date"), that the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

    There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 4A(T) - CONTROLS AND PROCEDURES

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

In July 2008, the Company sold 4,000,000 shares of common stock to a group of accredited investors for $40,000 in cash.

In July 2008, the Company issued 2,000,000 shares of common stock to a consultant for $40,000 in services rendered and recorded an additional $40,000 in services expenses for the fair value of the shares issued.

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

    As of November 19, 2008, we were in default under our obligations to register for resale shares of our common stock underlying outstanding warrants held by Laurus. In addition, we had not made principal payments for the months of January through July 2007 or interest payments for the months of March through July 2007, in each case due to our lack of liquidity to fund those payments. On July 24, 2007, we received a waiver from Laurus waiving these payment defaults and we authorized Laurus to withdraw from a restricted account $300,000 to reduce the principal payments owed and $114,372 to reduce interest payments owed; however, we have not received a waiver of our default under our obligations to register for resale shares of our common stock underlying outstanding warrants held by Laurus.

    As of November 19, 2008, we owed principal and unpaid interest on our notes in an aggregate amount of approximately $2,835,574, all of which we believe would be immediately due and payable upon demand by Laurus as a result of our default under our obligations to register for resale shares of our common stock underlying outstanding warrants held by Laurus and our failure to make any interest and principal payments since the July 24, 2007 waiver noted above. Luarus is currently working with us to resolve the current financial situation through workout and loan modification that we hope will be resolved before the end of the year 2008. We believe this workout will be successful and ensure our continued operations. Without such a successful workout and loan modification the continued operations of the company is uncertain.

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

    Also as a result of the above default, we have reclassified as a current liability the entire liability in the amount of $2,835,574.

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

                                                        RPM Technologies, Inc.

Dated: November 19, 2008                                        /s/ Randy Zych
                                                        ----------------------
                                                                   Randy Zych
                                                          Chairman, Director,
                                                      Chief Executive Officer
                                                (principal executive officer)
                                                       Chief Financial Officer
                                  (principal financial and accounting officer)

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